Form 10-K405
period 1996-12-31
UNITED COMMUNITY BANCSHARES INC
filed 1997-03-26
CIK 916709

SPECIAL FINANCIAL REPORT
                                         CONTAINS ONLY FINANCIAL STATEMENTS FOR
                                         THE THREE YEARS ENDED DECEMBER 31, 1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File No.: 333-15067

                        UNITED COMMUNITY BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

          Minnesota                                        41-1380239
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                        2600 Eagan Woods Drive, Suite 155
                             Eagan, Minnesota 55121
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (612) 552-2828
                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 10, 1997 was approximately $37,759,485 based upon the December 31, 1996 financial results and the formula transfer price of the Registrant's Common Stock under Article 7 of the Registrant's Bylaws.

Shares of $.01 par value Common  Stock  outstanding  at March 10, 1997:
610,148 shares.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
United Community Bancshares, Inc.
    and Subsidiaries
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of United Community Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.




                                                  /s/ McGladrey & Pullen, LLP
St. Paul, Minnesota                                  McGLADREY & PULLEN, LLP
February 19, 1997

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                          December 31
                                                               ----------------------------------
ASSETS                                                              1996              1995
-------------------------------------------------------------------------------------------------
Cash and due from banks                                        $    27,774,060   $    20,513,154
Federal funds sold                                                  15,725,000         8,725,000
Investment securities available for sale                           102,360,467       101,836,962

Loans and leases                                                   286,204,870       265,904,636
Allowance for loan and lease losses                                 (3,168,098)       (2,899,165)
                                                               ----------------------------------
                   Net loans and leases                            283,036,772       263,005,471
                                                               ----------------------------------

Property and equipment, net                                         11,630,681        10,654,578
Accrued interest receivable                                          3,369,793         3,180,346
Cash surrender value of life insurance                               9,577,434         9,116,888
Intangible assets, net                                               3,516,113         4,188,801
Other assets                                                         2,147,453           619,375
                                                               ----------------------------------
                   Total assets                                $   459,137,773   $   421,840,575
                                                               ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits                                                  $   372,792,254   $   340,723,249
     Securities sold under repurchase agreements                    21,797,343        23,173,292
     Accrued expenses and other liabilities                          6,165,548         5,213,321
     Notes payable and other borrowings                             17,516,476        15,762,119
                                                               ----------------------------------
                   Total liabilities                               418,271,621       384,871,981
                                                               ----------------------------------

Commitments, Contingencies, and Credit Risk

Common Stock Owned by Employee Stock
   Ownership Plan Participants
     Par value $0.01 per share; 67,948
     and 65,798 shares held (Note 1)                                 7,360,127         6,123,162
                                                               ----------------------------------

Stockholders' Equity
     Common stock, par value $0.01 per share;
         5,000,000 shares authorized; 476,271
         and 478,952 shares issued                                       4,763             4,790
     Additional paid-in capital                                     17,525,797        17,808,360
     Retained earnings                                              15,579,526        12,419,736
     Unrealized gain on securities available for sale                  395,939           612,546
                                                               ----------------------------------
                                                                    33,506,025        30,845,432
                                                               ----------------------------------
         Total liabilities and stockholders' equity            $   459,137,773   $   421,840,575
                                                               ==================================

                See Notes to Consolidated Financial Statements.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended December 31
                                                     ---------------------------------------------
                                                         1996           1995            1994
--------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                  $  27,005,660  $  25,089,584   $  21,004,079
   Investment securities--taxable                        5,605,725      4,949,453       3,843,603
   Investment securities--tax exempt                       533,932        405,726         343,892
   Federal funds sold                                      567,430        760,820         324,871
                                                     ---------------------------------------------
          Total interest income                         33,712,747     31,205,583      25,516,445
                                                     ---------------------------------------------

Interest expense:
   Deposits                                             11,770,388     10,438,601       7,529,696
   Federal funds purchased and securities
     sold under repurchase agreements                    1,273,169      1,453,699         841,693
   Notes payable and other borrowings                    1,041,962        955,752         788,064
                                                     ---------------------------------------------
          Total interest expense                        14,085,519     12,848,052       9,159,453
                                                     ---------------------------------------------

          Net interest income                           19,627,228     18,357,531      16,356,992

Provision for loan and lease losses                        594,977         60,999         234,454
                                                     ---------------------------------------------
          Net interest income after provision
            for loan and lease losses                   19,032,251     18,296,532      16,122,538
                                                     ---------------------------------------------

Noninterest income:
   Service charges and other fees                        3,378,801      2,922,664       2,962,662
   Net investment securities gains (losses)                      -        (32,329)         79,351
   Other                                                 1,391,201      1,028,650         795,321
                                                     ---------------------------------------------
          Total noninterest income                       4,770,002      3,918,985       3,837,334
                                                     ---------------------------------------------

Noninterest expense:
   Salaries and employee benefits                       10,194,267      9,291,893       8,510,365
   Occupancy                                               843,966      1,208,300       1,060,089
   Depreciation                                          1,534,614      1,252,682       1,215,848
   Amortization of intangibles                             827,696        824,140         561,882
   FDIC assessment                                           4,000        350,856         643,845
   Other                                                 4,244,603      3,603,063       4,139,114
                                                     ---------------------------------------------
          Total noninterest expense                     17,649,146     16,530,934      16,131,143
                                                     ---------------------------------------------

          Income before income taxes                     6,153,107      5,684,583       3,828,729

Income tax expense                                       1,956,431      2,055,552       1,395,772
                                                     ---------------------------------------------
          Net income                                 $   4,196,676  $   3,629,031   $   2,432,957
                                                     =============================================

Average shares outstanding                                 548,777        520,160         504,540
Earnings per share                                   $        7.65  $        6.98   $        4.82
Dividends per share                                              -              -               -

See Notes to Consolidated Financial Statements.


UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994

                                                                                                 Unrealized
                                                                  Additional                     Gain (Loss)
                                              Common Stock         Paid-In                       on Securities
                                 ----------------------------------------------   Retained       Available
                                    Shares         Par Value       Capital        Earnings       for Sale          Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993             260,951   $     260,951   $   2,536,797   $   8,069,684    $         -   $  10,867,432
   Change in par value from $1.00 to
     $0.01 per share                         -        (258,341)        258,341               -              -               -
   Net income                                -               -               -       2,432,957              -       2,432,957
   Common stock issued:
     For acquisition of GCFC           138,067           1,381       8,851,475               -              -       8,852,856
     In stock offering                  61,504             615       4,181,657               -              -       4,182,272
   Increase in stock owned by ESOP
     participants                      (21,900)           (219)     (1,404,009)              -              -      (1,404,228)
   Net change in fair value of stock
     owned by ESOP participants              -               -               -        (749,311)             -        (749,311)
   Net change in unrealized loss on
     securities available for sale           -               -               -               -     (1,652,626)     (1,652,626)
                                 ---------------------------------------------------------------------------------------------
Balance, December 31, 1994             438,622           4,387      14,424,261       9,753,330     (1,652,626)     22,529,352
   Net income                                -               -               -       3,629,031              -       3,629,031
   Common stock issued                  44,010             440       3,692,229               -              -       3,692,669
   Common stock repurchased             (1,577)            (16)       (143,213)              -              -        (143,229)
   Increase in stock owned by ESOP
     participants                       (2,103)            (21)       (164,917)              -              -        (164,938)
   Net change in fair value of stock
     owned by ESOP participants              -               -               -        (962,625)             -        (962,625)
   Net change in unrealized gain on
     securities available for sale           -               -               -               -      2,265,172       2,265,172
                                 ---------------------------------------------------------------------------------------------
Balance, December 31, 1995             478,952           4,790      17,808,360      12,419,736        612,546      30,845,432
   Net income                                -               -               -       4,196,676              -       4,196,676
   Common stock issued                   2,467              25         226,418               -              -         226,443
   Common stock repurchased             (2,998)            (30)       (310,193)              -              -        (310,223)
   Increase in stock owned by ESOP
     participants                       (2,150)            (22)       (200,057)              -              -        (200,079)
   Net change in fair value of stock
     owned by ESOP participants              -               -               -      (1,036,886)             -      (1,036,886)
   Net change in unrealized gain on
     securities available for sale           -               -               -               -       (216,607)       (216,607)
   Tax effect of stock options exercised     -               -           1,269               -              -           1,269
                                 ---------------------------------------------------------------------------------------------
Balance, December 31, 1996             476,271   $       4,763   $  17,525,797   $  15,579,526  $     395,939   $  33,506,025
                                 =============================================================================================

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                      ---------------------------------------------------------------------
                                                                             1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                         $     4,196,676  $     3,629,031   $     2,432,957
     Adjustments to reconcile net income to net cash
         flows from operating activities:
         Net investment securities (gains) losses                                     -           32,329           (79,351)
         Net amortization and accretion of bond premiums
            and discounts                                                      (216,918)        (310,582)          222,538
         Provision for loan and lease losses                                    594,977           60,999           234,454
         Depreciation                                                         1,534,614        1,252,682         1,215,848
         Amortization of intangibles                                            827,696          824,140           561,882
         Earnings on cash surrender value of life insurance                    (401,165)        (377,103)         (462,453)
         Net gain on sale of loans                                             (439,624)        (485,626)         (195,048)
         Net gain on sale of other real estate                                  (79,991)         (63,247)          (67,674)
         Net (gain) loss on sale of property and equipment                       22,723          (49,923)          (70,718)
         Provision for deferred income taxes                                   (367,435)          24,950          (232,134)
         Other, net                                                            (252,680)         912,636          (244,419)
                                                                        ---------------------------------------------------
                   Net cash flows from operating activities                   5,418,873        5,450,286         3,315,882
                                                                        ---------------------------------------------------

Cash Flows Used for Investing Activities
     Net increase in federal funds sold                                      (7,000,000)        (750,000)       (2,525,000)
     Net cash flows used for investment securities                             (672,770)     (14,396,539)       (3,859,963)
     Net increase in loans and leases                                       (20,312,331)     (18,513,417)      (26,999,676)
     Purchases of property and equipment                                     (2,610,980)      (1,028,111)       (2,350,262)
     Proceeds from sales of property and equipment                               32,600          117,349           409,934
     Proceeds from sales of other real estate owned                              79,991          327,160         1,116,100
     Purchase of cash surrender value of life insurance                         (59,381)        (254,300)         (156,450)
     Acquisition of other assets                                                      -                -        (1,500,000)
     Cash paid, net of cash acquired upon purchase of
         subsidiaries                                                                 -                -        (3,032,859)
                                                                        ---------------------------------------------------
                   Net cash flows used for investing activities             (30,542,871)     (34,497,858)      (38,898,176)
                                                                        ---------------------------------------------------

                                                       (Continued)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                             Year Ended December 31
                                                      ---------------------------------------------------------------------
                                                                             1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase in deposits                                                32,088,157       27,879,916        21,791,336
     Net increase (decrease) in securities sold under
         repurchase agreements                                               (1,375,949)      (4,573,273)       12,421,478
     Proceeds from notes payable and other borrowings                         3,839,476        9,003,000         9,532,420
     Payments made on notes payable and other borrowings                     (2,083,000)      (5,650,000)       (1,084,420)
     Proceeds from issuance of common stock                                     226,443        3,692,669         4,182,272
     Repurchase of common stock                                                (310,223)        (143,229)                -
                                                                        ---------------------------------------------------
                   Net cash flows from financing activities                  32,384,904       30,209,083        46,843,086
                                                                        ---------------------------------------------------

                   Net increase in cash and cash equivalents                  7,260,906        1,161,511        11,260,792

Cash and Cash Equivalents
     Beginning                                                               20,513,154       19,351,643         8,090,851
                                                                        ---------------------------------------------------
     Ending                                                             $    27,774,060  $    20,513,154   $    19,351,643
                                                                        ===================================================

See Notes to Consolidated Financial Statements
(Additional Cash Flow Information - Note 15).

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Organization: United Community Bancshares, Inc. and its subsidiaries provide a full range of financial services. The accompanying consolidated financial statements include the accounts of United Community Bancshares, Inc. and its wholly-owned subsidiaries, Signal Bank, Inc. (Signal), Goodhue County National Bank (GCNB), Consumers Credit Corporation (CCC), and Unitech Services, Inc. (Unitech). These entities are collectively referred to herein as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation and accounting estimates: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the years then ended. Actual results could differ from those estimates.

Cash, cash equivalents, and cash flows: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks. Cash flows from loans, federal funds purchased and sold, deposits, and securities sold under repurchase agreements are reported net.

Investment securities: The Company accounts for debt and marketable equity securities in accordance with Financial Accounting Standards Board (FASB) Statement No. 115. This statement requires that management determine the appropriate classification of securities at the date of adoption and thereafter as each individual security is acquired. In addition, the appropriateness of such classification is reassessed at each balance sheet date. The classifications and related accounting policies under FASB Statement No. 115 are as follows:

Held-to-maturity securities: Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives.

Available-for-sale securities: Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as increases or decreases in stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

On January 1, 1995, the Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. Statement No. 114, as amended, defines a loan as impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. The statement further requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. The effect of adopting Statement No. 114 was not significant to the Company.

Interest on loans is recognized over the terms of the loans and is calculated using the simple-interest method on principal amounts outstanding. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

Loan origination, commitment, and other fees and costs incurred to extend credit are not significant and are recorded in the income statement when received or incurred.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases.

Cash surrender value of life insurance: The Company maintains life insurance contracts which are informally related to certain deferred compensation, salary continuation, and key executive life insurance agreements with officers and directors of the Company. The Company's investment in cash surrender value of life insurance is recorded at the amount that can be realized under the insurance contracts.

Intangible assets: Intangible assets include costs in excess of net assets acquired and certain covenants not to compete, resulting from the acquisition of Goodhue County Financial Corporation (GCFC) on January 1, 1994, and a deposit base premium resulting from the acquisition of certain branches in 1988. These intangible assets are being amortized over the expected period of benefit from 3 to 15 years.

Other real estate owned: Real estate acquired through foreclosure or insubstance foreclosure is recorded in other assets at the lower of cost or fair value of the asset less the estimated costs to sell the asset. When a property is acquired, any excess of the recorded loan balance over its estimated fair value is charged against the allowance for loan losses. Any subsequent declines in fair value and operating expenses are recorded in other expenses. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value.

Income taxes: The Company files a consolidated federal and a unitary state income tax return. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Earnings per share data is computed based on the weighted average number of shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued and to be issued for consideration below the initial public offering price during the 12-month period preceding the date of the initial filing of the registration statement has been included in the calculation of shares outstanding, as if they were outstanding for all periods presented up through the date of the initial public offering.

Employee benefit plans:

Employee stock ownership plan: The Company provides a noncontributory employee stock ownership plan (ESOP) covering substantially all employees eligible as to age and length of service. The amount of the contribution to the ESOP trust is determined annually at the discretion of the Board of Directors and complies with the requirements of the plan agreement.

Under the terms of the ESOP, participants who have terminated may elect to have their distributions made in cash, United common stock, or both. If stock distributed under the plan to a participant is not readily tradable on an established market, the participant has the option to require the Company to purchase the stock distributed. This put option must be exercised within six months of receiving the stock or by March 31 following the end of the initial six-month period. If the put options are not exercised within these periods, the put options expire.

The Securities and Exchange Commission's Accounting Series Release No. 268 requires that to the extent there are conditions (regardless of their probability of occurrence) whereby holders of equity securities may demand cash in exchange for their securities, the Company must reflect the maximum possible cash requirements related to those securities outside of stockholders' equity. Accordingly, the common stock owned by the ESOP participants is reflected on the accompanying balance sheet at its fair value.

401(k) profit sharing plan: The Company also provides a 401(k) profit sharing plan which covers substantially all of the Company's employees who are eligible as to age and length of service. A participant may elect to make contributions of up to 15 percent of the participant's annual compensation. The Company makes a matching contribution of 50 percent of each participant's contribution, up to a maximum matching contribution of 2 1/2 percent of compensation. The Company also may make a discretionary profit sharing contribution determined annually by the Board of Directors.

Interest swap: The Company engages in interest rate swap transactions to manage its interest rate risk. Income or expense on swaps is recorded as an adjustment to interest income or expense.

Fair value of financial instruments: FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains can have a significant effect on market value estimates and have not been considered in the estimates. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks: Fair value of cash and due from banks is based on the carrying value reported on the consolidated balance sheets.

Federal funds sold: Fair value of federal funds sold is based on the carrying value reported on the consolidated balance sheets.

Investment securities: Fair values for all securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Cash surrender value of life insurance: Fair value of cash surrender value of life insurance is based on the carrying value reported on the consolidated balance sheets.

Deposits: Fair values of demand, savings, and NOW accounts are based on the carrying values reported on the consolidated balance sheets. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit of similar remaining maturities.

Securities sold under repurchase agreements: Fair value of securities sold under
repurchase   agreements  is  based  on  the  carrying   value  reported  on  the
consolidated balance sheets.

Notes payable and other borrowings: Fair values of variable-rate, long-term borrowings are based on carrying values. Fair value of fixed-rate long-term debt is estimated by discounting the future cash flows using interest rates currently being offered on debt of similar remaining maturity.

Accrued interest receivable and payable: Fair values of both accrued interest receivable and payable are based on the carrying values reported on the consolidated balance sheets.

Off-balance sheet financial instruments: Fair value of interest rate swaps are based on quoted market prices. Loan commitments and standby letter of credit fees are not material. As such, there are no carrying amounts or fair value disclosures related to these financial instruments.

Emerging accounting standards: The Financial Accounting Standards Board has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which becomes effective for transactions occurring after December 31, 1996. The statement does not permit earlier or retroactive application. The statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

The statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability, either judicially or by the creditor.

Management does not believe the application of the statement to transactions of the Company that have been typical in the past will materially affect the Company's financial position and results of operations.


Note 2.   Restrictions on Cash and Cash Equivalents

The subsidiary banks are required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The total required reserve balances as of December 31, 1996 and 1995, were approximately $2,552,000 and $3,092,000, respectively.


Note 3.   Investment Securities Available for Sale

Summary of securities:

                                                                     December 31, 1996
                                           -----------------------------------------------------------------
                                                                  Gross             Gross
                                              Amortized        Unrealized        Unrealized          Fair
                                                 Cost             Gains            Losses           Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                   $ 22,520,520       $ 122,736         $ (21,069)      $ 22,622,187
U.S. government corporations and
   agencies                                   2,785,647         283,092           (63,169)        33,005,570
Obligations of states and political
   subdivisions                              13,721,452         359,927           (23,614)        14,057,765
Mortgage-backed securities                   30,592,462         120,561          (112,828)        30,600,195
Corporate equity securities                   2,074,750            --                --            2,074,750
                                           -----------------------------------------------------------------
                                           $101,694,831       $ 886,316         $(220,680)      $102,360,467
                                           =================================================================


                                                                     December 31, 1995
                                           ------------------------------------------------------------------
                                                                  Gross             Gross
                                              Amortized        Unrealized        Unrealized          Fair
                                                 Cost             Gains            Losses           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                   $ 29,648,393      $  293,400         $ (100,502)      $ 29,841,291
U.S. government corporations and
   agencies                                  29,745,481         548,338              --            30,293,819
Obligations of states and political
   subdivisions                               7,592,217         184,799            (20,400)         7,756,616
Mortgage-backed securities                   31,836,062         209,427            (88,903)        31,956,586
Corporate equity securities                   1,988,650           --                 --             1,988,650
                                           ------------------------------------------------------------------
                                           $100,810,803      $1,235,964         $ (209,805)      $101,836,962
                                           ------------------------------------------------------------------


Contractual maturities:

                                                                          --------------------------------
                                                                                 December 31, 1996
                                                                          --------------------------------
                                                                               Amortized        Fair
                                                                                 Cost          Value
-----------------------------------------------------------------------------------------------------------
Due in one year or less                                                   $   20,439,514     $  20,447,098
Due after one year through five years                                         34,217,673        34,517,497
Due after five years through ten years                                         9,600,645         9,824,148
Due after ten years                                                            4,769,787         4,896,779
                                                                          ---------------------------------
                                                                              69,027,619        69,685,522

Mortgage-backed securities                                                    30,592,462        30,600,195
Corporate equity securities                                                    2,074,750         2,074,750
                                                                          ---------------------------------
                                                                          $  101,694,831 $     102,360,467
                                                                          =================================


Anticipated   maturities   on   mortgage-backed   securities   are  not  readily
determinable since they may be prepaid without penalty, and corporate equity securities do not have stated maturity dates.

Realized gains and losses:

                                           Year Ended December 31
                                  ---------------------------------------------
                                   1996                1995               1994
-------------------------------------------------------------------------------
Gross gains                       $   --           $ 40,980           $ 88,146
Gross losses                          --            (73,309)           ( 8,795)
                                  ---------------------------------------------
                                  $   --           $(32,329)          $ 79,351
                                  =============================================


Pledged securities: Investment securities available for sale with a carrying value of $64,939,888 and $74,161,604 at December 31, 1996 and 1995,
respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Changes in the net unrealized gain (loss) on securities available for sale included in equity:

                                                                       Year Ended December 31
                                                     -----------------------------------------------------------
                                                             1996                1995               1994
----------------------------------------------------------------------------------------------------------------
Balance, beginning                                   $ 612,546           $ (1,652,626)          $      --
 Initial unrealized gain on date of adoption of
      Statement No. 115, net of related deferred
         tax effect                                       --                    --                  121,767
  Unrealized gain (loss) during the year, net         (360,522)             3,792,056            (2,970,444)
  Deferred tax effect related to unrealized
         gain (loss)                                   143,915             (1,526,884)            1,196,051
                                                     -----------------------------------------------------------
Balance, ending                                      $ 395,939           $    612,546           $(1,652,626)
                                                     ===========================================================



Note 4.     Loans and Leases
Composition of loans and leases:

                                                                                    December 31
                                                                          ---------------------------------
                                                                                1996               1995
-----------------------------------------------------------------------------------------------------------
Commercial                                                                 $  79,060,956      $ 70,543,465
Commercial real estate                                                        68,377,044        62,730,992
Agricultural                                                                  11,008,655        10,582,438
Agricultural real estate                                                       9,411,587         6,002,566
                                                                          ---------------------------------
Total commercial and agricultural                                            167,858,242       149,859,461

Residential real estate                                                       67,570,045        69,576,597
Consumer                                                                      38,567,732        35,896,609
Leases                                                                        13,915,002        12,119,437
Less unearned income                                                          (1,706,151)       (1,547,468)
                                                                          ---------------------------------
                                                                             286,204,870       265,904,636

Less allowance for loan and lease losses                                      (3,168,098)       (2,899,165)
                                                                          ---------------------------------
Net loans and leases                                                       $ 283,036,772      $263,005,471
                                                                          =================================


Allowance for loan and lease losses:

                                                                    Year Ended December 31
                                                     -----------------------------------------------
                                                          1996               1995            1994
----------------------------------------------------------------------------------------------------
Balance, beginning                                    $ 2,899,165        $ 2,856,288     $ 1,500,870
  Provision charged to operations                         594,977             60,999         234,454
  Loans charged off                                      (762,837)          (337,079)       (447,987)
  Recoveries                                              436,793            318,957         345,020
  Allowance for loan losses acquired                        --                 --          1,223,931
                                                     -----------------------------------------------
Balance, ending                                       $ 3,168,098        $ 2,899,165     $ 2,856,288
                                                     ===============================================


Impaired loans: The Company had no material impaired loans at December 31, 1996 and 1995.

Note 5. Property and Equipment
                                                           December 31
                                                ------------------------------
                                                     1996               1995
------------------------------------------------------------------------------
Land                                             $  1,474,391     $  1,474,391
Buildings and improvements                          9,674,752        8,080,458
Equipment                                           9,924,246        8,924,949
Leasehold improvements                              1,433,719        1,458,058
                                                ------------------------------
                                                   22,507,108       19,937,856

Less accumulated depreciation and amortization     10,876,427        9,283,278
                                                ------------------------------
Property and equipment, net                      $ 11,630,681     $ 10,654,578
                                                ==============================



Note 6.  Deposits
                                                         December 31
                                           ------------------------------------
                                                 1996               1995
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $   80,146,030    $   70,871,849
NOW and money market accounts                   158,406,180       114,066,189
Savings deposits                                 27,640,755        47,735,468
Time certificates, $100,000 or more              14,605,809        14,090,029
Other time deposits                              91,993,480        93,959,714
                                             --------------------------------
Total                                        $  372,792,254    $  340,723,249
                                             ================================


At December 31, 1996, the scheduled maturities of time deposits are as follows:

1997                                                      $ 62,893,580
1998                                                        30,913,794
1999                                                         6,395,957
2000                                                         4,263,972
2001 and thereafter                                          2,131,986
                                                          ------------
                                                          $106,599,289
                                                          ============


Note 7.  Notes Payable and Other Borrowings

Notes payable:

                                                             December 31
                                                    ---------------------------
                                                      1996               1995
-------------------------------------------------------------------------------
Term note payable to a bank,  interest at LIBOR
  plus 1.8% (7.43% at December 31, 1996), due
  January 3, 1999, with annual installments of
  $500,000, secured by all the common stock of
  Signal, GCNB, and CCC                              $ 3,150,000    $ 3,400,000

Term note payable to a bank, interest at prime
  (8.25% at December 31, 1996), due
  May 1, 1997, secured by the loans of CCC             1,400,000         --

                                                               December 31
                                                     --------------------------
                                                      1996               1995
-------------------------------------------------------------------------------

Advances from the Federal Home Loan Bank of
  Des Moines,  principal due between May 12,
  1997 and June 5, 1998, plus interest payable
  monthly at rates between 5.67% and 6.61%,
  secured by blanket pledge agreements totaling
  $38,847,000 of residential real estate mortgage
  loans                                               12,000,000     12,000,000

Unsecured term notes payable to certain  individuals,
  interest varies from 6.0% to 9.0%, payable
  semiannually, notes had original maturities of
  three years                                            277,000        362,119

Unsecured note payable to Minnesota Department of
  Agriculture, noninterest-bearing, due
  November 30, 2015                                      289,476            --
                                                     --------------------------
Total                                               $ 17,116,476    $15,762,119
                                                     ==========================



The term note payable to a bank includes certain covenants including maintenance of certain ratios, including capital to assets and average return on assets.

Future annual maturities:

Year ending December 31:
 1997                                     $   8,045,000
 1998                                         6,598,000
 1999                                         2,184,000
 2015                                           289,476
                                          -------------
                                          $  17,116,476
                                          =============


Line of credit: The Company has an open line of credit with a bank for $2,000,000. The agreement has an expiration date of April 3, 1997. The line of credit has a balance of $400,000 as of December 31, 1996. Borrowings under this line of credit are secured by all the common stock of Signal, GCNB, and CCC.


Note 8.  Income Taxes
The cumulative tax effects of the primary temporary differences are shown in the following table:

                                                              December 31
                                                     --------------------------
                                                       1996              1995
-------------------------------------------------------------------------------
Deferred tax assets:
   Loan loss allowances                              $  777,021      $  666,351
   Deferred compensation accruals                       517,862         403,326
   Amortization of intangible assets                    161,638          47,061
   Other                                                 38,386            --
                                                     --------------------------
Total deferred tax assets                             1,494,907       1,116,738
                                                     --------------------------

                                                               December 31
                                                       ------------------------
                                                        1996            1995
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Property and equipment                            (168,456)       (233,031)
   Acquisition adjustment                            (747,787)       (808,250)
   Unrealized gain on securities available for sale  (269,698)       (413,613)
   Other                                             (536,530)       (400,758)
                                                   ----------------------------
Total deferred tax liabilities                     (1,722,471)     (1,855,652)
                                                   ----------------------------
Net deferred tax liabilities                      $  (227,564)    $  (738,914)
                                                   ============================


The Company evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized.

The provision for income taxes charged to operations consists of the following:

                                              Year Ended December 31
                                    -----------------------------------------
                                       1996           1995           1994
-----------------------------------------------------------------------------
Current tax expense                 $ 2,323,866   $ 2,030,602    $ 1,627,906
Deferred tax expense (benefit)         (367,435)       24,950       (232,134)
                                    -----------------------------------------
                                    $ 1,956,431   $ 2,055,552    $ 1,395,772
                                    =========================================


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income as follows:

                                                                   Year Ended December 31
                                                    -----------------------------------------------------
                                                          1996              1995                1994
---------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                      $ 2,153,587         $ 1,989,604         $ 1,340,055
Increase (decrease) in income taxes
   resulting from:
   State income taxes, net of federal tax benefit        385,467             355,473             245,489
   Tax-exempt interest income (net of
      disallowed expenses)                              (398,133)           (354,330)           (324,612)
   Intangible asset amortization                          76,821              76,821              76,821
   Other                                                (261,311)            (12,016)             58,019
                                                     ----------------------------------------------------
                                                     $ 1,956,431         $ 2,055,552         $ 1,395,772
                                                     ====================================================


Included in other tax expense above for 1996 are refunds received from the state of Minnesota from the settlement of a class action lawsuit. The refunds reduced tax expense (net of federal income taxes) by approximately $174,000.

Note 9.  Commitments, Contingencies, and Credit Risk

Financial instruments with off-balance sheet risk: The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. These commitments were as follows:

                                                           December 31
                                                  -----------------------------
                                                     1996               1995
-------------------------------------------------------------------------------
Commitments to extend credit                      $ 29,751,000     $ 21,224,000
Standby letters of credit                            2,465,000        2,976,000
                                                  -----------------------------
                                                  $ 32,216,000     $ 24,200,000
                                                  =============================


Commitments to extend credit: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. If deemed necessary upon extension of credit, the amount of collateral obtained is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and real estate.

Standby letters of credit: Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

Interest rate swaps: Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into interest rate swap contracts to manage interest rate risk caused by fluctuations in interest rates. At December 31, 1996 and 1995, interest rate swaps totaling $4,480,000 hedged the note payable to a bank and a commercial loan. Activity with respect to interest rate swap contracts was as follows:

                                                             December 31
                                                    ---------------------------
                                                       1996               1995
-------------------------------------------------------------------------------
Notional amount outstanding at beginning of year    $ 4,480,000    $ 7,000,000
  Additions                                               --         1,480,000
  Terminations                                            --        (4,000,000)
                                                    ---------------------------
Notional amount outstanding at end of year          $ 4,480,000    $ 4,480,000
                                                    ===========================

Unrealized gain (loss)                              $    26,855    $   (30,172)
                                                    ===========================


The Company is a receiver of floating-rate interest and a payer of fixed-rate interest. The weighted average interest rate paid was 5.56 and 5.45 percent and the weighted average interest rate received was 5.64 and 6.13 percent during 1996 and 1995, respectively. The swaps terminate in January 1999.

Interest rate swap contracts will result in gains and losses subsequent to the date of the contract, due to interest rate movements. The Company amortizes the gain or loss on terminated contracts over the original life of the hedge if the hedged item remains outstanding. There were no unamortized gains or losses at December 31, 1996.

Lease commitments: At December 31, 1996, the Company was obligated under noncancelable leases for office space, with terms including renewal options from three to five years. The following is a schedule of future minimum rental payments under the noncancelable operating leases:

Year ending December 31:
     1997                                     $  206,439
     1998                                        209,972
     1999                                        169,349
     2000                                         85,000
     2001                                           --
                                              -----------
                                              $  670,760
                                              ===========


Total rent expense under these leases for the years ended December 31, 1996, 1995, and 1994, was $291,038, $241,527, and $184,384, respectively.

Financial instruments with concentrations of credit risk: The Banks originate loans to customers who are primarily located in the Minneapolis-St. Paul seven-county metropolitan area and Goodhue County. Although the Banks' loan portfolios are diversified, a substantial portion of their borrowers' ability to repay their loans is dependent on the economic strength of these areas.

Note 10.       Benefit Plans

Employee stock ownership plan: Contributions to the plan were $342,564, $309,362, and $199,208 in 1996, 1995, and 1994, respectively.

401(k) profit sharing plan: Contributions to the plan were $134,587, $127,143, and $311,726, in 1996, 1995, and 1994, respectively.


Note 11.       Stock Option Plan

In April 1994, the Company's Board of Directors approved the 1994 Stock Option Plan, which authorizes the issuance of up to 100,000 shares of the Company's common stock to key employees and directors of the Company. The plan extends through April 30, 2004. The plan provides for the granting of nonqualified stock options and incentive stock options to employees and directors in order for them to purchase common stock of the Company at 100 percent of the repurchase price on the dates of grant.

Under the plan, options become exercisable over a five-year period beginning one year after date of grant and expire ten years from date of grant. There are no charges or credits to income in connection with the grant or exercise of options. Compensation cost based on the grant date fair value of awards (the method described in FASB No. 123) was not material in either 1996 or 1995. The approximate weighted average contractual remaining life of the options is eight years. The number and exercise price of options under this plan were as follows:

                                  Outstanding       Exercisable   Exercise Price
                                    Options           Options        per Share
                                  ----------------------------------------------
December 31, 1994                    27,500                0    $     73.46
                                                   ==========
  Options granted February 1, 1995   21,333                           79.80
  Options canceled                   (1,440)                      73.46 - 79.80
                                    -------                   ------------------
December 31, 1995                    47,393            5,500      73.46 - 79.80
                                                   ==========
  Options granted February 1, 1996   22,133                           94.20
  Options exercised                    (160)                          73.46
                                    -------                   ------------------
December 31, 1996                    69,366           14,787    $ 73.46 - 94.20
                                    =======        ========== ==================


Note 12.     Common Stock Repurchase Agreement

Article 7 of the Company's bylaws grants the Company the option to purchase the shares of common stock held by a stockholder or his estate in the event of the stockholder's death, insolvency, or desire to sell or transfer shares. If the Company does not exercise its option to purchase the available shares within 60 days, the other stockholders may acquire the shares in proportion to their ownership of the Company. The Company's Employee Stock Ownership Plan may acquire all remaining shares of stock not purchased by other stockholders.

The repurchase price of common stock shall be equal to one hundred fifty percent (150%) of the adjusted consolidated tangible book value of the Company plus one hundred percent (100%) of the intangible assets recorded divided by the number of shares outstanding. Adjusted consolidated tangible book value is defined to include all equity accounts of the Company but shall not include any cumulative unrealized gain or loss on investment securities available for sale, less the intangible assets recorded. The per share repurchase price as of December 31, 1996, was $108.32.


Note 13.      Loans and Other Transactions With Related Parties

Stockholders of the Company, and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company in the ordinary course of business. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties. Total loans to related parties were approximately $10,035,052 and $11,902,788 at December 31, 1996 and 1995, respectively. Activity with respect to related-party loans was as follows:

Balance, December 31, 1995               $ 11,902,788
   New loans advanced                       4,780,358
   Repayments                               6,648,094
                                         ------------
Balance, December 31, 1996               $ 10,035,052
                                         ============


Note 14.    Regulatory Capital Requirements

The Company's subsidiary banks are subject to various regulatory capital requirements administered by the Banks' primary federal regulatory agency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company's subsidiary banks to maintain minimum ratios (set forth in the table below) of total risk-based capital, Tier I risk-based capital, and Tier I leverage. Management believes, as of December 31, 1996, that the Company's subsidiary banks meet all capital adequacy requirements to which they are subject.

Below is a comparison of the Company's and the Company's subsidiary banks' 1996 actual ratios with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt
Corrective Action Rules (both subsidiary banks were classified as well capitalized at December 31, 1996):

                                                   For Capital Adequacy Purposes
                                                   -----------------------------
                                            Actual        Well       Adequately
                                             Ratio     Capitalized   Capitalized
--------------------------------------------------------------------------------
As of December 31, 1996:
  Total risk-based capital (to
    risk-weighted assets):
    Consolidated                             14.23%        10.0%         8.0%
    Signal Bank, Inc.                        15.00%        10.0%         8.0%
    Goodhue County National Bank             13.26%        10.0%         8.0%
  Tier I capital (to risk-weighted assets):
    Consolidated                             13.11%         6.0%         4.0%
    Signal Bank, Inc.                        13.75%         6.0%         4.0%
    Goodhue County National Bank             12.31%         6.0%         4.0%
  Leverage ratio:
    Consolidated                              8.66%         5.0%         3.0%
    Signal Bank, Inc.                         8.80%         5.0%         4.0%
    Goodhue County National Bank              7.98%         5.0%         4.0%


Note 15.       Additional Cash Flow Information

                                                                   Year Ended December 31
                                                     --------------------------------------------
                                                         1996            1995           1994
-------------------------------------------------------------------------------------------------
Net Cash Flows Used for Investment Securities:

 Available-for-sale securities:
         Maturities                                  $ 44,651,839   $ 47,854,796    $ 13,974,815
         Sales                                              --         7,666,148       7,985,749
         Purchases                                    (45,324,609)   (70,933,314)    (24,072,986)
         Held-to-maturity securities:
         Maturities                                         --         1,232,302       3,484,667
         Purchases                                          --          (216,471)     (5,232,208)
                                                     --------------------------------------------
 Net cash flows used for investment securities       $   (672,770)  $(14,396,539)   $ (3,859,963)
                                                     ============================================



                                                               Year Ended December 31
                                                     --------------------------------------------
                                                          1996           1995            1994
-------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow
         Information:
         Cash payments for interest                   $ 14,186,611   $ 12,260,709    $  8,753,626
         Cash payments for income taxes                  2,844,000      1,884,820       2,216,337
                                                     ============================================

Supplemental Schedule of Noncash Investing and
Financing Activities:
         Securities held for investment reclassified to:
         Held-to-maturity securities                  $      --      $     --        $ 11,447,407
         Available-for-sale securities                       --            --          71,162,630
    Held-to-maturity securities transferred to
             available-for-sale                              --        11,972,456           --
    Net change in unrealized gain (loss) on
             securities available-for-sale                (216,607)     2,265,172      (1,652,626)
    Other real estate acquired in settlement of loans        --            --             221,258
                                                     ============================================


Acquisition of Subsidiaries:
  Fair value of assets acquired, principally
    customer loans, investments, property
    and equipment, and cost in excess of net
    assets acquired, excluding net cash acquired      $      --      $     --        $166,762,616
  Fair value of deposits and other liabilities
    assumed                                                  --            --        (154,876,901)
  Common stock issued for acquisition of GCFC                --            --          (8,852,856)
                                                     --------------------------------------------
Net cash paid                                                --            --           3,032,859
Cash acquired                                                --            --           6,231,125
                                                     --------------------------------------------
Cash paid                                             $      --      $     --        $  9,263,984
                                                     ============================================


Note 16.       Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                      December 31
                                        -----------------------------------------------------------------
                                                       1996                                  1995
                                        -------------------------------       ---------------------------
                                            Carrying            Fair              Carrying       Fair
                                             Amount            Value               Amount       Value
---------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks                 $ 27,774,060    $  27,774,060      $ 20,513,154   $ 20,513,154
  Federal funds sold                        15,725,000       15,725,000         8,725,000      8,725,000
  Investment securities available
     for sale                              102,360,467      102,360,467       101,836,962    101,836,962
  Loans and leases                         286,204,870      284,047,870       265,904,636    265,669,636
  Less allowance for loan and lease
     losses                                 (3,168,098)         --             (2,899,165)        --
  Accrued interest receivable                3,369,793        3,369,793         3,180,346      3,180,346
  Cash surrender value of life
     insurance                               9,577,434        9,577,434         9,116,888      9,116,888
Financial liabilities:
  Deposits                                 372,792,254      373,282,254       340,723,249    341,692,249
  Securities sold under repurchase
     agreements                             21,797,343       21,835,343        23,173,292     23,173,292
  Accrued interest payable                   2,062,464        2,062,464         2,163,556      2,163,556
  Notes payable and other
     borrowings                             17,516,476       17,462,415        15,762,119     15,801,470
Off-balance sheet financial
     instruments:
  Interest rate swaps in a net gain
     (loss) position                             --              26,855             --           (30,172)


Note 17.       Parent Company Financial Information

Condensed financial information for United Community Bancshares, Inc. (parent company only) follows:

                            CONDENSED BALANCE SHEETS

                                                    December 31
                                            --------------------------
                                                  1996         1995
----------------------------------------------------------------------
Assets:
  Cash and due from banks                    $    73,623  $   112,503
  Advances to nonbank subsidiaries               950,000      600,000
  Property and equipment, net                    180,368      215,098
  Accrued interest receivable                      9,049        3,548
  Cash surrender value of life insurance         768,940      696,709
  Intangible assets, net                         390,000      760,000
  Other assets                                 1,358,746      231,521
  Investment in bank subsidiaries             38,669,333   35,672,594
  Investment in nonbank subsidiaries           2,984,138    2,723,190
                                             -------------------------
Total assets                                 $45,384,197  $41,015,163
                                             =========================

Liabilities and stockholders' equity:
  Accrued expenses and other liabilities     $   968,045  $   646,569
  Notes payable                                3,550,000    3,400,000
                                             -------------------------
Total liabilities                              4,518,045    4,046,569

Common stock owned by ESOP participants        7,360,127    6,123,162
Stockholders' equity                          33,506,025   30,845,432
                                             -------------------------
Total liabilities and stockholders' equity   $45,384,197  $41,015,163
                                             =========================


                         CONDENSED STATEMENTS OF INCOME

                                                                Year Ended December 31
                                                     -------------------------------------------------
                                                         1996                1995             1994
------------------------------------------------------------------------------------------------------
Dividend income from bank subsidiaries               $ 2,300,000         $ 2,100,000      $ 1,550,000
Management fee income from bank
    subsidiaries                                         537,600             450,800          855,573
Management fee income from nonbank
    subsidiaries                                          64,800              23,400           16,232
Interest income from nonbank subsidiaries                 90,139              11,012              --
Other income                                              37,090              35,614           67,030
                                                     -------------------------------------------------
Total income                                           3,029,629           2,620,826        2,488,835
                                                     -------------------------------------------------



                                                                       Year Ended December 31
                                                     -------------------------------------------------
                                                         1996                1995               1994
------------------------------------------------------------------------------------------------------

Interest expense                                         274,612             424,533          583,964
Salaries and employee benefits                         1,883,232           1,467,509        1,136,502
Occupancy                                                 70,381              55,214          205,342
Depreciation                                              75,685              69,863          229,680
Amortization of intangibles                              370,000             370,000          370,000
Other                                                    253,144             180,979          402,908
                                                     --------------------------------------------------
Total expenses                                         2,927,054           2,568,098        2,928,396
                                                     --------------------------------------------------

Income (loss) before income tax benefit and equity
in undistributed earnings of subsidiaries                102,575              52,728         (439,561)

Income tax benefit                                       886,850             831,565          787,410
                                                     -------------------------------------------------
Income before equity in undistributed earnings
    of subsidiaries                                      989,425             884,293          347,849

Equity in undistributed earnings of bank
    subsidiaries                                       3,213,347           2,710,578        2,050,046
Equity in undistributed earnings/(loss) of
    nonbank subsidiaries                                  (6,096)             34,160           35,062
                                                     -------------------------------------------------
Net income                                           $ 4,196,676         $ 3,629,031      $ 2,432,957
                                                     =================================================



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                     -------------------------------------------------
                                                         1996                1995               1994
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                        $ 4,196,676         $ 3,629,031      $ 2,432,957
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Equity in undistributed earnings of
         subsidiaries                                 (3,207,251)         (2,744,738)      (2,085,108)
      Depreciation                                        75,685              69,863          229,680
      Amortization of intangibles                        370,000             370,000          370,000
      Earnings on cash surrender value of life
         insurance                                       (33,615)            (29,764)         (66,906)
      Gain on sale of property and equipment              (9,057)             (5,570)
      Other, net                                        (809,981)            899,849         (357,944)
                                                     -------------------------------------------------
Net cash flows from operating activities                 582,457           2,188,671          522,679
                                                     -------------------------------------------------



                                                                    Year Ended December 31
                                                     --------------------------------------------------
                                                          1996              1995             1994
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Advances to nonbank subsidiaries                    (1,750,000)         (600,000)              --
  Repayments from nonbank subsidiaries                 1,400,000             --                  --
  Purchases of property and equipment                    (48,898)         (106,079)        (1,487,462)
  Proceeds from sales of property and
    equipment                                             17,000            28,275               --
  Transfer of property and equipment                       --            1,056,195               --
  Purchase of cash surrender value of life
    insurance                                            (38,616)          (36,450)           (36,450)
  Transfer of cash surrender value of life
    insurance                                              --              803,388         (1,330,527)
  Investments in subsidiaries, net                      (267,043)       (1,157,806)       (17,622,846)
  Acquisition of other assets                              --                --            (1,500,000)
                                                     --------------------------------------------------
Net cash flows (used for)/from investing
    activities                                          (687,557)          (12,477)       (21,977,285)
                                                     --------------------------------------------------


Cash flows from financing activities:
  Proceeds from notes payable                          2,150,000             --             9,532,420
  Payments made on notes payable                      (2,000,000)       (5,650,000)        (1,084,420)
  Net proceeds from issuance of common
    stock                                                (83,780)        3,549,440         13,035,128
  Dividends paid                                           --                --                 --
                                                     --------------------------------------------------
Net cash flows (used for)/from financing
  activities                                              66,220        (2,100,560)        21,483,128
                                                     --------------------------------------------------

Net increase/(decrease) in cash                          (38,880)           75,634             28,522

Cash
  Beginning                                              112,503            36,869              8,347
                                                    ---------------------------------------------------
  Ending                                            $     73,623      $    112,503       $     36,869
                                                    ===================================================




Federal law prevents United from borrowing from its subsidiary banks unless the loans are secured by specific assets. Such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary banks' capital and surplus, and aggregate loans to United and its nonbank subsidiaries are limited to 20 percent of the subsidiary banks' capital and surplus.

The payment of dividends to United by the subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net profits for that year combined with its retained net profits for the preceding two calendar years. A Minnesota state-chartered bank must obtain the approval of the Minnesota Department of Commerce if the total of all dividends declared in any calendar year exceeds 50 percent of the bank's net profits for the preceding year.


Note 18.       Acquisition

On January 16, 1997, United acquired Park Financial Corporation (PFC), a bank holding company headquartered in St. Louis Park, Minnesota, which owns one hundred percent of Park National Bank. The total purchase price paid was $46,888,247.

To facilitate this transaction, the Company issued 57,254 additional shares of its common stock for cash proceeds totaling $6,068,924, received $10,560,000 from the proceeds of the sale of the Company's junior subordinated deferrable interest debentures, and incurred acquisition indebtedness totaling $22 million. The remaining balance of $8,259,323 was obtained from cash on hand. The existing note payable to bank in the amount of $3,150,000 and the line of credit in the amount of $400,000 were retired on January 16, 1997.

The acquisition will be accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of Park National Bank will be recorded at their fair values, with any remaining purchase price being allocated to goodwill.

The following is an unaudited summary of PFC's balance sheet as of December 31, 1996 and 1995, and unaudited results of operations for the years ended December 31, 1996 and 1995:

                            CONDENSED BALANCE SHEETS

                                                         December 31
                                                -----------------------------
                                                    1996               1995
-----------------------------------------------------------------------------
                                                (Unaudited)      (Unaudited)
Assets:
  Cash and due from banks                      $ 13,705,862     $ 13,169,628
  Interest-bearing deposits with banks            1,346,000          876,000
  Federal funds sold                             13,300,000        4,900,000
  Investment securities                          65,387,364       63,764,635
  Loans, net                                    117,865,059      113,498,772
  Property and equipment, net                     1,995,506        2,130,254
  Other assets                                    3,130,329        2,230,636
                                               ------------------------------
Total assets                                   $216,730,120     $200,569,925
                                               ==============================

                                                           December 31
                                               --------------------------------
                                                     1996               1995
-------------------------------------------------------------------------------
                                                 (Unaudited)         (Unaudited)

Liabilities and stockholders' equity:
  Deposits                                       $180,250,371     $165,753,622
  Securities sold under repurchase agreements       9,348,726       10,665,906
  Accrued expenses and other liabilities            1,290,303        1,262,022
                                                 ------------------------------
Total liabilities                                 190,889,400      177,681,550

Stockholders' equity                               25,840,720       22,888,375
                                                 ------------------------------
Total liabilities and stockholders' equity       $216,730,120     $200,569,925
                                                 ==============================



                         CONDENSED STATEMENTS OF INCOME

                                                      Year Ended December 31
                                                 ------------------------------
                                                     1996               1995
-------------------------------------------------------------------------------
                                                  (Unaudited)       (Unaudited)
Interest income                                  $ 15,964,700     $ 14,968,748
Interest expense                                    5,961,987        5,671,616
                                                 ------------------------------
Net interest income                                10,002,713        9,297,132

Provision for loan losses                             446,574          720,000
                                                 ------------------------------
Net interest income after provision
    for loan losses                                 9,556,139        8,577,132

Noninterest income                                  1,691,904        1,658,712
Noninterest expense                                 7,400,698        6,337,773
                                                 ------------------------------
Income before income taxes                          3,847,345        3,898,071

Income tax expense                                  1,477,541        1,497,263
                                                 ------------------------------
Net income                                       $  2,369,804     $  2,400,808
                                                 ==============================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED COMMUNITY BANCSHARES, INC.


_____________________, 1997                By /s/ Galen T. Pate
                                           Galen T. Pate, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints R. Scott Jones and Galen T. Pate as the undersigned's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name and Title                                                    Date



/s/ R. Scott Jones
R. Scott Jones, Chairman of the Board
and Director
(principal executive officer)


/s/ Galen T. Pate
Galen T. Pate, President and Director
(principal executive officer)



                     Signatures continued on following page

Name and Title                                                    Date



/s/ Marcia L. O'Brien
Marcia L. O'Brien, Executive Vice President
and Chief Financial Officer (principal financial
and accounting officer)


/s/ Arlin A. Albrecht
Arlin A. Albrecht, Director


/s/ Larry C. Barenbaum
Larry C. Barenbaum, Director


/s/ Spencer A. Broughton
Spencer A. Broughton, Director


/s/ James P. Fritz
James P. Fritz, Director


/s/ John W. Johnson
John W. Johnson, Director


/s/ Ora G. Jones
Ora G. Jones, Director


/s/ Louis J. Langer
Louis J. Langer, Director