Form 10-Q
period 1997-03-31
UNITED COMMUNITY BANCSHARES INC
filed 1997-05-13
CIK 916709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 1997
                        Commission File Number: 333-15067

                        UNITED COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                        41-1380239
(state or other juris-                                 (I.R.S. Employer
diction of incorporation)                             Identification No.)

                        2600 Eagan Woods Drive, Suite 155
                             Eagan, Minnesota 55121
               (Address of principal executive offices)(zip code)

                                 (612) 552-2828
               Registrant's telephone number, including area code:
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No

As of May 9, 1997, the Registrant had 601,610 shares of Common Stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                        Page

         Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                        3

         Consolidated Statements of Income -
            Three Months Ended March 31, 1997 and 1996                  4

         Consolidated Statements of Cash Flow -
            Three Months Ended March 31, 1997 and 1996                  5

         Consolidated Statements of Stockholders' Equity -
            Year Ended December 31, 1996 and Three Months
            Ended March 31, 1997                                        6

         Notes to Unaudited Consolidated Financial Statements           7

The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
UNAUDITED

                                                             MARCH 31,       DECEMBER 31,
                                                               1997              1996
                                                         -------------------------------

                                 ASSETS

Cash and due from banks                                   $  29,759,978    $  27,542,088
Interest-bearing deposits with banks                          4,533,469          231,972
Federal funds sold                                            5,800,000       15,725,000
Investment securities available for sale                    154,887,738      102,360,467

Loans and leases                                            415,205,767      286,204,870
   Allowance for loan losses                                 (5,297,279)      (3,168,098)
                                                          -------------    -------------
     Net loans and leases                                   409,908,488      283,036,772
                                                          -------------    -------------

Property and equipment, net                                  13,986,661       11,630,681
Accrued interest receivable                                   5,189,632        3,369,793
Cash surrender value of life insurance                        9,674,535        9,577,434
Intangible assets, net                                       26,780,227        3,516,113
Other assets                                                  2,054,636        2,147,453
                                                          -------------    -------------

     Total assets                                         $ 662,575,364    $ 459,137,773
                                                          =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                               $ 514,203,643    $ 372,792,254
   Securities sold under repurchase agreements               42,165,051       21,797,343
   Accrued expenses and other liabilities                     7,302,236        6,165,548
   Notes payable and other borrowings                        39,352,957       17,516,476
                                                          -------------    -------------
     Total liabilities                                      603,023,887      418,271,621
                                                          -------------    -------------

Company-obligated mandatorily redeemable
   preferred securities of United Capital Trust I            11,000,000             --

Common stock owned by employee stock
   ownership plan participants                                7,555,103        7,360,127

Stockholders' equity:
   Common stock, par value $.01 per share;
       5,000,000 shares authorized; 542,200 and 476,271
       shares issued                                              5,422            4,763
   Additional paid-in capital                                24,506,048       17,525,797
   Retained earnings                                         16,782,856       15,579,526
   Unrealized gain/(loss) on securities available for
       sale                                                    (297,952)         395,939
                                                          -------------    -------------
     Total stockholders' equity                              40,996,374       33,506,025
                                                          -------------    -------------

     Total liabilities and stockholders' equity           $ 662,575,364    $ 459,137,773
                                                          =============    =============

See Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1997            1996
                                                 ----------------------------

Interest income on:
   Loans and leases                              $  9,313,131    $  6,543,291
   Investment securities                            2,318,284       1,469,178
   Federal funds sold                                 137,836         157,284
                                                 ------------    ------------
     Total interest income                         11,769,251       8,169,753
                                                 ------------    ------------

Interest expense on:
   Deposits                                         4,018,323       2,862,145
   Federal funds purchased and securities sold
     under repurchase agreements                      406,089         324,030
   Notes payable and other borrowings                 582,401         252,388
                                                 ------------    ------------
     Total interest expense                         5,006,813       3,438,563
                                                 ------------    ------------

     Net interest income                            6,762,438       4,731,190

Provision for loan and lease losses                   213,225          44,233
                                                 ------------    ------------

     Net interest income after provision for
       loan and lease losses                        6,549,213       4,686,957

Noninterest income:
   Service charges and other fees                   1,276,409         790,530
   Net investment securities losses                      (900)           --
   Other                                              313,125         155,635
                                                 ------------    ------------
     Total noninterest income                       1,588,634         946,165
                                                 ------------    ------------

Noninterest expenses:
   Salaries and employee benefits                   3,338,139       2,409,932
   Occupancy                                          344,776         168,837
   Depreciation                                       501,270         378,317
   Amortization of intangibles                        446,764         189,023
   Other                                            1,618,316         942,254
                                                 ------------    ------------
     Total noninterest expenses                     6,249,265       4,088,363
                                                 ------------    ------------

Income before income taxes                          1,888,582       1,544,759

Income tax expense                                    685,252         549,744

                                                 ------------    ------------
     Net income                                  $  1,203,330    $    995,015
                                                 ============    ============

Average shares outstanding                            596,955         545,054
Earnings per share                               $       2.02    $       1.83
Dividends per share                                      --              --

See Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1997           1996
                                                         ----------------------------
Cash Flows from Operating Activities

Net income                                               $  1,203,330    $    995,015
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Net investment securities losses                               900            --
   Net amortization and accretion of bond
     premiums and discounts                                   (60,492)        (47,183)
   Provision for loan and lease losses                        213,225          44,233
   Depreciation                                               501,270         378,317
   Amortization                                               446,764         189,023
   Earnings on cash surrender value of life insurance         (97,101)        (98,993)
   Net gain on sale of loans                                 (191,729)        (17,978)
   Net gain on sale of other real estate                         --           (11,358)
   Net gain on sale of property and equipment                 (16,130)         (9,056)
   Provision for deferred income taxes                        (15,600)       (100,000)
   Other, net                                                (547,301)        199,697
                                                         ------------    ------------
           Net cash flows from operating activities         1,437,136       1,521,717
                                                         ------------    ------------

Cash Flows Used for Investing Activities

Net increase in interest-bearing deposits with banks       (2,955,497)           --
Net (increase)decrease in federal funds sold               13,925,000      (5,125,000)
Net cash flows from investment securities                  10,651,306       2,447,008
Net (increase)decrease in loans and leases                 (9,758,620)        974,825
Purchases of property and equipment                          (617,410)       (255,219)
Proceeds from sales of property and equipment                  16,130          17,000
Proceeds from sales of other real estate                         --            11,358
Cash paid, net of cash acquired, upon purchase of
   subsidiary                                             (40,275,107)           --
                                                         ------------    ------------
          Net cash flows used for investing activities    (29,014,198)     (1,930,028)
                                                         ------------    ------------

Cash Flows (Used for)From Financing Activities

Net decrease in deposits                                  (21,767,118)     (1,213,203)
Net increase(decrease) in securities sold under
   repurchase agreements                                   11,549,703        (354,095)
Proceeds from notes payable and other borrowings           27,063,481       1,076,635
Payments made on notes payable and other borrowings        (5,227,000)     (1,000,000)
Proceeds from issuance of Company-obligated
   mandatorily redeemable preferred securities of
   United Capital Trust I                                  11,000,000            --
Proceeds from issuance of common stock                      7,529,010         216,486
Repurchase of common stock                                   (353,124)        (41,971)
                                                         ------------    ------------
          Net cash flows (used for)from financing
              activities                                   29,794,952      (1,316,148)
                                                         ------------    ------------

          Net increase(decrease) in cash and cash
              equivalents                                   2,217,890      (1,724,459)

Cash and Cash Equivalents
   Beginning                                               27,542,088      20,513,154
                                                         ------------    ------------
   Ending                                                $ 29,759,978    $ 18,788,695
                                                         ============    ============

See Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1997
UNAUDITED

                                                                                                    Unrealized gain/
                                                 Common Stock          Additional        Retained (loss) on securities
                                            Shares        Par value  paid-in capital     earnings  available for sale    Total
                                           ---------------------------------------------------------------------------------------

Balance, December 31, 1995                 478,952         $ 4,790    $ 17,808,360    $ 12,419,736    $  612,546    $ 30,845,432

Net income                                    --              --              --         4,196,676          --         4,196,676

Common stock issued                          2,467              25         226,418            --            --           226,443

Common stock repurchased                    (2,998)            (30)       (310,193)           --            --          (310,223)

Increase in stock owned by ESOP
   participants                             (2,150)            (22)       (200,057)           --            --          (200,079)

Net change in fair value of stock
   owned by ESOP participants                 --              --              --        (1,036,886)         --        (1,036,886)

Net change in unrealized gain on
   securities available for sale              --              --              --              --        (216,607)       (216,607)

Tax effect of stock options exercised         --              --             1,269            --            --             1,269

                                           -------------------------------------------------------------------------------------
Balance, December 31, 1996                 476,271           4,763      17,525,797      15,579,526       395,939      33,506,025

Net income                                    --              --              --         1,203,330          --         1,203,330

Common stock issued                         70,989             710       7,528,300            --            --         7,529,010

Common stock repurchased                    (3,260)            (33)       (353,091)           --            --          (353,124)

Increase in stock owned by ESOP
   participants                             (1,800)            (18)       (194,958)           --            --          (194,976)

Net change in unrealized loss on
   securities available for sale              --              --              --              --        (693,891)       (693,891)

                                           -------------------------------------------------------------------------------------
Balance, March 31, 1997                    542,200         $ 5,422    $ 24,506,048    $ 16,782,856    ($ 297,952)   $ 40,996,374
                                           =====================================================================================


See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.  Acquisition

On January 16, 1997, United Community Bancshares, Inc. (United) acquired Park Financial Corporation (PFC), a bank holding company headquartered in St. Louis Park, Minnesota, which owns one hundred percent of Park National Bank. A summary of the assets acquired, liabilities assumed and purchase price paid in connection with the acquisition is as follows:

Assets acquired:
Cash and cash equivalents                                      $ 7,613,238
Interest-bearing deposits with banks                             1,346,000
Federal funds sold                                               4,000,000
Investment securities                                           64,279,368
Loans, net of allowance for loan losses of $2,255,336          117,134,592
Property and equipment                                           2,239,840
Other assets                                                     2,968,438
Deposit base premium                                             4,528,715
Cost in excess of net assets acquired                           19,182,163
                                                               -----------
Total assets                                                  $223,292,354
                                                               ===========
Liabilities assumed:
Deposits                                                      $163,178,507
Securities sold under repurchase agreements                      8,818,005
Other liabilities                                                3,407,497
                                                               -----------
Total liabilities                                             $175,404,009

Cash paid by United                                             47,888,345
                                                               -----------
                                                              $223,292,354
                                                               ===========

The acquisition was accounted for as a purchase and, accordingly, the results of PFC from January 16, 1997 through March 31, 1997 are included in the accompanying unaudited consolidated financial statements. To facilitate this transaction, and provide operating funds, United issued 70,989 additional shares of its common stock for cash proceeds totaling $7,529,010, received $11,000,000 from the proceeds of the sale of United's junior subordinated deferrable interest debentures, and incurred acquisition indebtedness totaling $22,000,000. The remaining balance of $7,359,335 was obtained from cash on hand. The deposit base premium will be amortized over a ten year period and the cost in excess of net assets acquired will be amortized over a twenty-five year period.

Note 2.  Pro Forma Results of Operations

The unaudited summarized pro forma consolidated statement of income for the three months ended March 31, 1996 is as follows and assumes that the transaction was consummated on January 1, 1996. This unaudited pro forma consolidated statement of income does not purport to represent what United's results of operations would actually have been if the transaction had occurred on January 1, 1996.

UNAUDITED PRO FORMA CONSOLIDATED
STATEMENT OF INCOME OF UNITED AND PFC
THREE MONTHS ENDED MARCH 31, 1996

                                                                                                 PRO FORMA
                                                                                               CONSOLIDATED
                                                                                               STATEMENT OF
                                                     UNITED           PFC        ADJUSTMENTS     INCOME
                                                 ----------------------------------------------------------
Interest income on:
   Loans and leases                              $  6,543,291   $  2,772,022   $     23,631    $  9,289,933
                                                                                    (49,011)
   Investment securities                            1,469,178        993,935        (37,777)      2,425,336
   Federal funds sold                                 157,284        131,342                        288,626
                                                 ------------   ------------   ------------    ------------
     Total interest income                          8,169,753      3,897,299        (63,157)     12,003,895
                                                 ------------   ------------   ------------    ------------
Interest expense on:
   Deposits                                         2,862,145      1,373,800         26,389       4,262,334
   Federal funds purchased and securities sold
     under repurchase agreements                      324,030        148,060                        472,090
   Notes payable and other borrowings                 252,388           --          340,147         592,535
                                                 ------------   ------------   ------------    ------------
     Total interest expense                         3,438,563      1,521,860        366,536       5,326,959
                                                 ------------   ------------   ------------    ------------

     Net interest income                            4,731,190      2,375,439       (429,693)      6,676,936

Provision for loan and lease losses                    44,233        120,000                        164,233
                                                 ------------   ------------   ------------    ------------
     Net interest income after provision for
       loan and lease losses                        4,686,957      2,255,439       (429,693)      6,512,703

Noninterest income:
   Service charges and other fees                     790,530        408,177                      1,198,707
   Net investment securities losses                      --             --                             --
   Other                                              155,635           --                          155,635
                                                 ------------   ------------   ------------    ------------
     Total noninterest income                         946,165        408,177           --         1,354,342
                                                 ------------   ------------   ------------    ------------
Noninterest expenses:
   Salaries and employee benefits                   2,409,932        822,941                      3,232,873
   Occupancy                                          168,837        153,159                        321,996
   Depreciation                                       378,317        136,060         (2,576)        513,964
                                                                                      2,163
   Amortization of intangibles                        189,023           --          322,342         511,365
   Other                                              942,254        365,213        223,438       1,530,905
                                                 ------------   ------------   ------------    ------------
     Total noninterest expenses                     4,088,363      1,477,373        545,367       6,111,103
                                                 ------------   ------------   ------------    ------------

Income before income taxes                          1,544,759      1,186,243       (975,060)      1,755,942

Income tax expense                                    549,744        458,137       (328,835)        679,046
                                                 ------------   ------------   ------------    ------------
     Net income                                  $    995,015   $    728,106   ($   646,225)   $  1,076,896
                                                 ============   ============   ============    ============

Average shares outstanding                            545,054        472,710                        616,043
Earnings per share                               $       1.83   $       1.54                   $       1.75

The adjustments recorded reflect the effects of push-down accounting allocating the purchase price paid to the assets and liabilities acquired, the effect of additional borrowings resulting in increased interest expense, the dividend paid on the preferred securities and the related tax effects of the adjustments.

The results of operations for the period January 16, 1997 through March 31, 1997 are not materially different from what they would have been on a pro forma basis for the period January 1, 1997 through March 31, 1997.

Note 3. Company-obligated Mandatorily Redeemable Preferred Securities of United Capital Trust

On January 16, 1997, United Capital Trust I (the Trust), a Delaware business trust wholly-owned by United, completed the sale of $11,000,000 of 9.75 percent preferred securities (the Preferred Securities). The Trust used the proceeds from the offering to purchase a like amount of 9.75 percent Junior Subordinated Deferrable Interest Debentures (the Debentures) of United. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. United used the proceeds from the sale of the Debentures to provide a portion of the financing for the acquisition of PFC.

The Preferred Securities accrue and pay dividends quarterly at an annual rate of
9.75 percent of the stated liquidation amount of $25 per Preferred Security. United has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, on January 15, 2027 or upon earlier redemption as provided in the Indenture. United has the right to redeem the Debentures on or after January 15, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Basis of Presentation

The following discussion and analysis provides information regarding United's unaudited results of operations for the three months ended March 31, 1997 and 1996 and financial condition as of March 31, 1997 and December 31, 1996. This discussion and analysis should be read in conjunction with United's Unaudited Consolidated Financial Statements submitted under Item 1 of Part I and United's 1996 Annual Report on Form 10-K.

The comparison of 1997 data to 1996 data is substantially affected by the acquisition of PFC on January 16, 1997.

Overview

United's net income for the three months ended March 31, 1997 increased $208,315 or 20.9% to $1,203,330 from $995,015 for the three months ended March 31, 1996. Total assets at March 31, 1997 increased $203,437,591 or 44.3% to $662,575,364 from $459,137,773 at December 31, 1996.

Results of Operations

Net Interest Income

Net interest income for the three months ended March 31, 1997 increased $2,031,248 or 42.9% to $6,762,438 from $4,731,190 for the three months ended
March 31, 1996. PFC contributed $2,006,873 to net interest income for the period from January 16, 1997 through March 31, 1997. Interest expense on notes payable increased $330,013 from $252,388 for the three months ended March 31, 1996 to $582,401 for the three months ended March 31, 1997. This increase is due to the additional borrowing incurred to finance the acquisition of PFC.

Net interest income was positively impacted by an increase of $172.0 million or 45.5% in average interest-earning assets to $550.4 million for the three months ended March 31, 1997 from $378.4 million for the three months ended March 31, 1996, offset by a decrease of .01% in average yields on average interest-earning assets to 8.67% for the three months ended March 31, 1997 from 8.68% for the three months ended March 31, 1996. The positive impact to net interest income was partially offset by the increase of $141.9 million or 45.1% in average interest-bearing liabilities to $456.7 million for the three months ended March 31, 1997 from $314.8 million for the three months ended March 31, 1996 and an increase in the rate paid on average interest-bearing liabilities of .06% to 4.45% for the three months ended March 31, 1997 from 4.39% for the three months ended March 31, 1996. Average interest-earning assets and average interest-bearing liabilities increased due to the acquisition of PFC. The net interest spread declined .07% to 4.22% for the three months ended March 31, 1997 from 4.29% for the three months ended March 31, 1996 while net interest margin declined to 4.98% from 5.03%. This increase in United's overall cost of funds is due primarily to the additional interest expense incurred on long term debt associated with the acquisition of PFC.

The following table presents the changes in net interest income by volume and rate and the total thereof for the three months ended March 31, 1997 and 1996. Changes in net interest income due to both volume and rate have been included in changes due to rate.

                                               Three Months Ended
                                                     March 31,
                                                  1997 vs. 1996
                                               -------------------
                                               Increase (Decrease)
                                                 Due to Change in
                                               -------------------
                                          Volume      Rate      Total
                                          ------      ----      -----
                                                   (in thousands)


Interest-earning assets:

Interest-bearing deposits with banks    $  --      $    49    $    49
Federal funds sold                          (69)         1        (68)
Taxable investment securities               531         93        624
Non-taxable investment securities           188         37        225
Loans and leases                          3,027       (257)     2,770
                                        -------    -------    -------
   Total interest-earning assets        $ 3,677    $   (77)   $ 3,600
                                        =======    =======    =======

Interest-bearing liabilities

Deposits - interest-bearing:
   Interest-bearing demand deposits     $    36    $    31    $    67
   Savings                                   36         (2)        34
   Money market                             549        (28)       521
   Time                                     587        (52)       535
                                        -------    -------    -------
     Total interest-bearing deposits      1,208        (51)     1,157

Federal funds purchased and
   securities sold under
   repurchase agreements                     89         (7)        82
FHLB advances                              --           (2)        (2)
Notes payable                               357        (25)       332
                                        -------    -------    -------
   Total interest-bearing liabilities   $ 1,654    $   (85)   $ 1,569
                                        =======    =======    =======

Change in net interest income           $ 2,023    $     8    $ 2,031
                                        =======    =======    =======

The following table presents, for the periods and as of the dates indicated, information regarding United's average balance sheet. Ratio, yield and rate information are based on average daily balances during the three months ended March 31, 1997 and 1996. Non-accrual loans are included in the average balances for loans and leases, net, for the periods indicated.

                                                             Three Months Ended March 31,
                                                     1997                            1996
                                              Average                Average   Average              Average
                                              Balance     Interest    Rate     Balance   Interest    Rate
                                              -------     --------   -------   -------   --------   -------
                                                                (dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits                    $  4,137    $     49     4.80%   $     41   $   --         0.00%
Federal funds sold                              6,955          89     5.19      12,447        157       5.07
Taxable investments                           130,164       2,004     6.24      93,997      1,380       5.90
Nontaxable investments                         21,547         314     5.91       6,922         89       5.17
Loans and leases                              387,633       9,313     9.74     265,028      6,543       9.93
                                             ---------------------------------------------------------------
Total interest-earning assets                 550,436      11,769     8.67     378,435      8,169       8.68

Noninterest-earning assets                     65,158                           41,808
                                             --------                          -------
   Total assets                              $615,594                         $420,243
                                             ========                          =======

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Deposits - interest-bearing:
   Interest-bearing demand                   $ 49,018    $    140     1.16%   $ 32,740   $     73       0.90%
   Savings                                     37,684         192     2.07      30,707        158       2.07
   Money market                               149,324       1,614     4.38      99,369      1,093       4.42
   Time                                       152,074       2,073     5.53     110,067      1,538       5.62
                                             ---------------------------------------------------------------
     Total interest-bearing dep               388,100       4,019     4.20     272,883      2,862       4.22

Federal funds purchased and
   securities sold under
   repurchase agreements                       33,136         406     4.97      25,986        324       5.01
FHLB advances                                  12,000         179     6.05      12,000        181       6.07
Notes payable                                  23,443         403     6.97       3,892         71       7.34
                                             ---------------------------------------------------------------
   Total interest-bearing liab                456,679       5,007     4.45     314,761      3,438       4.39

Noninterest-bearing demand                    104,856                           63,121
Accrued expenses                                8,671                            5,805
                                             --------                          -------
        Total liabilities                     570,206                          383,687
Stockholders' equity                           45,388                           36,556
                                             --------                          -------
     Total liabilities and equity            $615,594                         $420,243
                                             ========                          =======

Net interest income                                      $  6,762                        $  4,731
Net interest spread                                                   4.22%                             4.29%
Net interest margin                                                   4.98%                             5.03%

Provision for Loan and Lease Losses

The provision for loan and lease losses was $213,225 for the three months ended March 31, 1997, an increase of $168,992 over the provision for loan and lease losses of $44,233 for the three months ended March 31, 1996. PFC contributed $75,000 to the consolidated provision for the period from January 16, 1997 through March 31, 1997. Fluctuations in the provision for loan and lease losses result from management's regular assessment of the adequacy of the allowance for loan and lease losses.

Noninterest Income

Noninterest income consists mainly of service charges on deposit accounts and other service fees, earnings on cash surrender value of life insurance and gain on sale of assets. Noninterest income was $1,588,634 for the three months ended March 31, 1997, an increase of $642,469 or 67.9% over noninterest income of $946,165 for the three months ended March 31, 1996. PFC contributed $394,414 of noninterest income for the period from January 16, 1997 through March 31, 1997. The remaining increase of $248,055 is primarily due to an increase of $91,464 in service charges, an increase of $161,697 in gain on sale of loans and a decrease of $5,106 in other noninterest income.

Noninterest Expenses

Noninterest expenses consist of salaries and employee benefits, occupancy, depreciation, amortization of intangibles, minority interest expense of United Capital Trust I and other miscellaneous expenses. Noninterest expenses were $6,249,265 for the three months ended March 31, 1997, an increase of $2,160,902 or 52.9% over noninterest expenses of $4,088,363 for the three months ended March 31, 1996. PFC contributed $1,641,482 in noninterest expenses for the period from January 16, 1997 through March 31, 1997. The remaining increase of $519,420 is primarily due to an increase in salaries and employee benefits of $200,185; an increase of $65,284 in occupancy expenses; an increase of $30,359 in depreciation expense; a decrease of $64,601 in amortization of intangibles; an increase of $223,438 in minority interest expense of United Capital Trust I and an increase of $64,755 in other miscellaneous expenses. The increase in salaries and employee benefits is primarily due to salary adjustments and staffing increases. The increase in occupancy and depreciation expenses is primarily due to the additional space added to Signal Bank in January, 1997. The decrease in amortization of intangibles is due to one covenant not to compete being fully amortized as of December 31, 1996. The increase in minority interest expense of United Capital Trust I is due to the issuance of $11,000,000 of United Capital Trust's 9.75 percent Preferred Securities on January 16, 1997.

Income Tax Expense

Income tax expense was $685,252 for the three months ended March 31, 1997, an increase of $135,508 or 24.6% over income tax expense of $549,744 for the three months ended March 31, 1996. The effective tax rate increased from 35.6% for the nine months ended March 31, 1996 to 36.3% for the three months ended March 31, 1997. This increase is due to the additional goodwill resulting from the acquisition of PFC and the nondeductibility of the related amortization.

Financial Condition

Loans and Leases

Total loans were $415,205,767 at March 31, 1997, an increase of $129,000,897 or 45.1% over the December 31, 1996 amount of $286,204,870. PFC contributed $116,740,248 in loans at March 31, 1997. The remaining increase of $12,260,649 represents growth of 4.3%. The following table presents a summary of United's loan portfolio as of March 31, 1997 and December 31, 1996:

                                March 31, 1997       December 31, 1996
                                Amount    Percent     Amount     Percent
                                ------    -------     ------     -------
                                           (dollars in thousands)

Commercial and agricultural   $271,719      65.4   % $175,339      61.3%
Residential real estate         87,231      21.0       67,569      23.6
Consumer                        43,012      10.4       31,071      10.8
Leases                          13,244       3.2       12,226       4.3
                              --------     -----     --------     -----
   Total loans and leases     $415,206     100.0%    $286,205     100.0%
                              ========     =====     ========     =====


Allowance for Loan and Lease Losses

The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in the credit review processes. United utilizes a risk-rating system on all loans and a quarterly review and reporting process which results in the calculation of the guideline reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, previous loan loss experience, current economic conditions and other factors that in management's opinion deserve special recognition.

The following table presents a summary of United's allowance for loan and lease losses for the three months ended March 31, 1997 and 1996:

                                     Three Months Ended
                                          March 31,
                                       1997      1996
                                      ------    ------
                                       (in thousands)

Balance, beginning of period          $3,168    $2,899
Allowance for loan losses acquired     2,255      --
Provision for loan and lease losses      213        44
Loan and lease charge-offs              (446)      (70)
Recoveries                               107       205
                                      ------    ------
   Net (charge-offs) recoveries         (339)      135
                                      ------    ------
Balance, end of period                $5,297    $3,078
                                      ======    ======

While the  allowance  for loan and lease losses is  available  to absorb  credit losses in the entire portfolio, the table below presents an estimate of the allowance for loan and lease losses allocated by loan type. The unallocated portion of the allowance for loan and lease losses represents allowance available for the entire portfolio as well as reserves identified for qualitative factors, unfunded commitments, and letters of credit. A significant portion of the allowance for loan and lease losses is allocated to the commercial and agricultural loan portfolios due to their higher degree of risk as well as their historical loan loss experience.

The following table presents the allocation of the allowance for loan and lease losses to major categories of loans and leases at March 31, 1997 and December 31, 1996:

                             March 31,  December 31,
                               1997         1996
                              ------       ------
                                 (in thousands)

Commercial and agricultural   $2,129       $1,587
Residential real estate          156           10
Consumer                         511          247
Leases                           249          224
Unallocated                    2,252        1,100
                              ------       ------
   Total                      $5,297       $3,168
                              ======       ======

Nonperforming Assets

Total nonperforming loans and leases were $2,677,000 at March 31, 1997, an increase of $1,489,000 or 125.3% over the December 31, 1996 amount of $1,188,000. PFC contributed $847,000 in nonperforming loans and leases at March 31, 1997. Other real estate increased $477,000 over the December 31, 1996 amount of none. PFC contributed $430,000 of this amount at March 31, 1997.

The following table presents the nonperforming assets as of March 31, 1997 and 1996 and December 31, 1996:
                                            March 31,    March 31, December 31,
                                                1997      1996      1996
                                               ------    ------    ------
                                                      (in thousands)

Nonaccrual loans                               $1,515    $  667    $  913
Accrual loans which are past due 90
   days or more as to principal or interest     1,092       800       275
Troubled debt restructurings                       70        36      --
                                               ------    ------    ------
  Total nonperforming loans and leases          2,677     1,503     1,188

Other real estate owned                           477      --        --
                                               ------    ------    ------
   Total nonperforming assets                  $3,154    $1,503    $1,188
                                               ======    ======    ======


Total nonperforming loans and leases/
   total loans and leases                        0.64%     0.57%     0.42%
Total nonperforming assets/total assets          0.48%     0.36%     0.26%

Investment Securities

Total investment securities available for sale were $154,887,738 at March 31, 1997, an increase of $52,527,271 or 51.3% over the December 31, 1996 amount of $102,360,467. PFC contributed $61,438,747 in investment securities available for sale at March 31, 1997. The remaining decrease of $8,911,476 represents maturities and paydowns on securities held for sale. The following table presents a summary of United's investment portfolio as of March 31, 1997:

                                              Gross       Gross
                                 Amortized   Unrealized  Unrealized   Fair
                                   Cost        Gains      Losses      Value
                                 --------   --------   --------    --------
                                                 (in thousands)

U.S. Treasury securities
   and obligations of U.S.
   government agencies           $ 81,403   $    274   $   (435)   $ 81,242
Obligations of states and
   political subdivisions          23,011        443       (203)     23,251
Mortgage-backed securities         31,880        105       (216)     31,769
Corporate equity securities        18,759         58       (191)     18,626
                                 --------   --------   --------    --------
   Total investment securities
     available for sale          $155,053   $    880   $ (1,045)   $154,888
                                 ========   ========   ========    ========


Deposits

Deposits were $514,203,643 at March 31, 1997, an increase of $141,411,389 or 37.9% over the December 31, 1996 amount of $372,792,254. PFC contributed $163,054,009 in deposits at March 31, 1997. The remaining decrease of
$21,642,620 is due to a normal seasonal decrease in deposits, primarily noninterest-bearing demand accounts.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $42,165,051 at March 31, 1997, an increase of $20,367,708 or 93.4% over the December 31, 1996 amount of $21,797,343. PFC contributed $14,461,861 in securities sold under repurchase agreements at March 31, 1997.

Notes Payable and Other Borrowings

Notes payable and other borrowings were $39,352,957 at March 31, 1997, an increase of $21,836,481 over the December 31, 1996 amount of $17,516,476. This increase is due to the additional borrowing needed to finance the acquisition of PFC. The new term note payable to a bank bears interest at LIBOR plus 1.4% (6.9625% at March 31, 1997), is due January 16, 2002, with annual installments of $3,000,000, secured by all the common stock of Signal Bank, Inc., Goodhue County National Bank, Park Financial Corporation and United Credit Services, Inc.

Capital Management

Stockholders' equity was $40,996,374 at March 31, 1997, an increase of $7,490,349 or 22.4% over the December 31, 1996 amount of $33,506,025. This increase is due to the retention of current period earnings, a $7.5 million stock offering and the net change in unrealized losses on securities available for sale.

The following table compares United's regulatory capital ratios as of March 31, 1997 and December 31, 1996 with the minimum requirements for well capitalized and adequately capitalized financial institutions as defined by the federal regulatory agencies' Prompt Corrective Action Rules:

                                                         Minimum Requirements
                           March 31,    December 31,      Well     Adequately
Capital Category             1997           1996      Capitalized  Capitalized
----------------             ----           ----      -----------  -----------

Tier 1 risk-based            7.56%         13.11%         6.0%         4.0%
Total risk-based             8.77          14.23         10.0          8.0
Leverage ratio               5.62           8.66          5.0          3.0

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None.

ITEM 2.   CHANGES IN SECURITIES
None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1997, the Annual Meeting of the shareholders of United was held to obtain the approval of shareholders of record as of March 30, 1997 in connection with the two matters indicated below. Following is a brief description of each matter voted on at the meeting, and the number of votes cast for, against, or abstention, as to each matter:

                                                              Vote
                                                   For       Against    Abstain

1. Set the number of directors at nine           493,055        --         --

2. Election of Directors:
         Arlin A. Albrecht                       493,055        --         --
         Larry C. Barenbaum                      493,055        --         --
         Spencer Broughton                       493,055        --         --
         James P. Fritz                          493,055        --         --
         John W. Johnson                         493,055        --         --
         Ora G. Jones                            493,055        --         --
         Louis J. Langer                         493,055        --         --

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

See Exhibit Index immediately following the signature page.

(b) Reports on Form 8-K.

United filed a Form 8-K dated January 16, 1997 to report the acquisition of Park Financial Corporation. United filed a Form 8-K dated April 1, 1997 to report the change of accountants.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNITED COMMUNITY BANCSHARES, INC.


Dated: May 9, 1997              By: /s/ Galen T. Pate
                                Galen T. Pate, President
                                (principal executive officer)


                                By: /s/ Marcia L. O'Brien
                                Marcia L. O'Brien, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

                        UNITED COMMUNITY BANCSHARES, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1997


Exhibit
Number            Item

11                Computation of Earnings per Share
12                Computation of Ratio of Earnings to Fixed Charges
27                Financial Data Schedule (filed with electronic version only)