Form 10-Q
period 1997-06-30
UNITED COMMUNITY BANCSHARES INC
filed 1997-08-13
CIK 916709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 1997
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

                                 (612) 905-3100
               Registrant's telephone number, including area code:
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                            No

As of August 8, 1997, the Registrant had 604,698 shares of Common Stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                          Page

         Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996                     3

         Consolidated Statements of Income -
                  Three Months Ended June 30, 1997 and 1996               4

                  Six Months Ended June 30, 1997 and 1996                 5

                  Consolidated Statements of Cash Flow -
                  Six Months Ended June 30, 1997 and 1996                 6

         Consolidated Statements of Stockholders' Equity -
                  Year Ended December 31, 1996 and Six Months
                  Ended June 30, 1997                                     7

         Notes to Unaudited Consolidated Financial Statements             8

The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
UNAUDITED

                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             1997                 1996
                                                                                     ------------------------------------------

                             ASSETS

Cash and due from banks                                                                       $39,923,315          $27,542,088
Interest-bearing deposits with banks                                                            2,568,842              231,972
Federal funds sold                                                                              3,650,000           15,725,000
Investment securities available for sale (amortized cost of $150,930,259                      151,751,704          102,360,467
     and $101,694,831)
Loans and leases                                                                              420,674,002          286,204,870
   Allowance for loan losses                                                                   (5,305,810)          (3,168,098)
                                                                                     ------------------------------------------
     Net loans and leases                                                                     415,368,192          283,036,772
                                                                                     ------------------------------------------

Property and equipment, net                                                                    13,720,019           11,630,681
Accrued interest receivable                                                                     5,055,898            3,369,793
Cash surrender value of life insurance                                                          9,773,282            9,577,434
Intangible assets, net                                                                         26,301,492            3,516,113
Other assets                                                                                    3,390,153            2,147,453
                                                                                     ------------------------------------------

     Total assets                                                                            $671,502,897         $459,137,773
                                                                                     ==========================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                  $536,387,694         $372,792,254
   Securities sold under repurchase agreements                                                 34,052,774           21,797,343
   Accrued expenses and other liabilities                                                       6,826,937            6,165,548
   Notes payable and other borrowings                                                          33,550,095           17,516,476
                                                                                     ------------------------------------------
     Total liabilities                                                                        610,817,500          418,271,621
                                                                                     ------------------------------------------

Company-obligated mandatorily redeemable
   preferred securities of United Capital Trust I                                              11,000,000               -

Common stock owned by employee stock
   ownership plan participants                                                                     -                 7,360,127

Stockholders' equity:
   Common stock, par value $.01 per share;
       5,000,000 shares authorized; 604,698 and 476,271
       shares issued                                                                                6,047                4,763
   Additional paid-in capital                                                                  27,135,848           17,525,797
   Retained earnings                                                                           22,246,548           15,579,526
   Unrealized gain on securities available for sale,net                                           296,954              395,939
                                                                                     ------------------------------------------
     Total stockholders' equity                                                                49,685,397           33,506,025
                                                                                     ------------------------------------------

     Total liabilities and stockholders' equity                                              $671,502,897         $459,137,773
                                                                                     ==========================================

See Notes to Unaudited Consolidated Financial Statements.

                                       (3)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1997 AND 1996
UNAUDITED

                                                                                               THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                            1997                1996
                                                                                      ----------------------------------------

Interest income on:
   Loans and leases                                                                         $10,260,106            $6,646,928
   Investment securities                                                                      2,369,194             1,498,059
   Federal funds sold                                                                           284,757               136,430
                                                                                      ----------------------------------------
     Total interest income                                                                   12,914,057             8,281,417
                                                                                      ----------------------------------------

Interest expense on:
   Deposits                                                                                   4,381,167             2,872,721
   Federal funds purchased and securities sold
     under repurchase agreements                                                                513,248               310,666
   Notes payable and other borrowings                                                           629,899               252,914
                                                                                      ----------------------------------------
     Total interest expense                                                                   5,524,314             3,436,301
                                                                                      ----------------------------------------

     Net interest income                                                                      7,389,743             4,845,116

Provision for loan and lease losses                                                             260,325                50,415
                                                                                      ----------------------------------------

     Net interest income after provision for
       loan and lease losses                                                                  7,129,418             4,794,701

Noninterest income:
   Service charges and other fees                                                             1,367,696               821,141
   Net investment securities losses                                                                 (93)                 -
   Other                                                                                        474,682               622,776
                                                                                      ----------------------------------------
     Total noninterest income                                                                 1,842,285             1,443,917
                                                                                      ----------------------------------------

Noninterest expenses:
   Salaries and employee benefits                                                             3,557,219             2,554,600
   Occupancy                                                                                    360,530               275,761
   Depreciation                                                                                 494,009               376,549
   Amortization of intangibles                                                                  478,735               189,024
   Other                                                                                      1,870,036             1,071,561
                                                                                      ----------------------------------------
     Total noninterest expenses                                                               6,760,529             4,467,495
                                                                                      ----------------------------------------

Income before income taxes                                                                    2,211,174             1,771,123

Income tax expense                                                                              877,665               484,667

                                                                                      ----------------------------------------
     Net income                                                                              $1,333,509            $1,286,456
                                                                                      ========================================

Average shares outstanding                                                                      603,487               546,669
Earnings per share                                                                                $2.21                 $2.35
Dividends per share                                                                          $    -                $    -

See Notes to Unaudited Consolidated Financial Statements.

                                       (4)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
UNAUDITED

                                                                                                 SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                            1997                  1996
                                                                                      ----------------------------------------

Interest income on:
   Loans and leases                                                                         $19,573,237           $13,190,219
   Investment securities                                                                      4,687,478             2,967,237
   Federal funds sold                                                                           422,593               293,714
                                                                                      ----------------------------------------
     Total interest income                                                                   24,683,308            16,451,170
                                                                                      ----------------------------------------

Interest expense on:
   Deposits                                                                                   8,399,490             5,734,866
   Federal funds purchased and securities sold
     under repurchase agreements                                                                919,337               634,696
   Notes payable and other borrowings                                                         1,212,300               505,302
                                                                                      ----------------------------------------
     Total interest expense                                                                  10,531,127             6,874,864
                                                                                      ----------------------------------------

     Net interest income                                                                     14,152,181             9,576,306

Provision for loan and lease losses                                                             473,550                94,648
                                                                                      ----------------------------------------

     Net interest income after provision for
       loan and lease losses                                                                 13,678,631             9,481,658

Noninterest income:
   Service charges and other fees                                                             2,644,105             1,611,671
   Net investment securities losses                                                                (993)                -
   Other                                                                                        787,807               778,411
                                                                                      ----------------------------------------
     Total noninterest income                                                                 3,430,919             2,390,082
                                                                                      ----------------------------------------

Noninterest expenses:
   Salaries and employee benefits                                                             6,895,358             4,964,532
   Occupancy                                                                                    705,306               444,598
   Depreciation                                                                                 995,279               754,866
   Amortization of intangibles                                                                  925,499               378,047
   Other                                                                                      3,488,352             2,013,815
                                                                                      ----------------------------------------
     Total noninterest expenses                                                              13,009,794             8,555,858
                                                                                      ----------------------------------------

Income before income taxes                                                                    4,099,756             3,315,882

Income tax expense                                                                            1,562,917             1,034,411

                                                                                      ----------------------------------------
     Net income                                                                              $2,536,839            $2,281,471
                                                                                      ========================================

Average shares outstanding                                                                      600,239               545,862
Earnings per share                                                                                $4.23                 $4.18
Dividends per share                                                                          $    -                $    -

See Notes to Unaudited Consolidated Financial Statements.

                                       (5)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
UNAUDITED

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              1997             1996
                                                                       ----------------------------------

Cash Flows from Operating Activities

Net income                                                                  $2,536,839        $2,281,471
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Net investment securities losses                                                993             -
   Net amortization and accretion of bond
     premiums and discounts                                                    (68,273)          (79,219)
   Provision for loan and lease losses                                         473,550            94,648
   Depreciation                                                                995,279           754,866
   Amortization                                                                925,499           378,047
   Earnings on cash surrender value of life insurance                         (195,848)         (198,081)
   Net gain on sale of loans                                                  (414,364)         (229,594)
   Net gain on sale of other real estate                                          -              (49,657)
   Net gain on sale of property and equipment                                  (65,161)          (13,439)
   Provision for deferred income taxes                                         (42,280)         (200,000)
   Other, net                                                               (2,591,017)         (796,105)
                                                                       ----------------------------------
           Net cash flows from operating activities                          1,555,217         1,942,937
                                                                       ----------------------------------

Cash Flows Used for Investing Activities

Net increase in interest-bearing deposits with banks                          (990,870)            -
Net decrease in federal funds sold                                          16,075,000         5,300,000
Net cash flows from investment securities                                   14,783,248        (4,159,348)
Net increase in loans and leases                                           (15,256,014)       (9,887,934)
Purchases of property and equipment                                           (948,599)         (671,767)
Proceeds from sales of property and equipment                                  168,983            25,400
Proceeds from sales of other real estate                                          -               49,657
Cash paid, net of cash acquired, upon purchase of
   subsidiary                                                              (40,275,107)            -
                                                                       ----------------------------------
          Net cash flows used for investing activities                     (26,443,359)       (9,343,992)
                                                                       ----------------------------------

Cash Flows From Financing Activities

Net increase(decrease) in deposits                                             416,933          (488,583)
Net increase in securities sold under
   repurchase agreements                                                     3,437,426         6,109,619
Proceeds from notes payable and other borrowings                            27,260,619         1,336,035
Payments made on notes payable and other borrowings                        (11,227,000)       (1,000,000)
Proceeds from issuance of Company-obligated
   mandatorily redeemable preferred securities of
   United Capital Trust I                                                   11,000,000             -
Proceeds from issuance of common stock                                       7,890,994           226,443
Repurchase of common stock                                                  (1,509,603)          (49,659)
                                                                       ----------------------------------
          Net cash flows from financing activities                          37,269,369         6,133,855
                                                                       ----------------------------------


          Net increase(decrease) in cash and cash
              equivalents                                                   12,381,227        (1,267,200)

Cash and Cash Equivalents
   Beginning                                                                27,542,088        20,513,154
                                                                       ----------------------------------
   Ending                                                                  $39,923,315       $19,245,954
                                                                       ==================================

See Notes to Unaudited Consolidated Financial Statements.

                                       (6)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED JUNE 30, 1997
UNAUDITED

                                                                                                     Unrealized gain
                                                                                                      on securities
                                                  Common Stock         Additional      Retained        available for
                                             Shares      Par value  paid-in capital    earnings         sale, net      Total
                                          -----------------------------------------------------------------------------------------

Balance, December 31, 1995                   478,952    $   4,790    $ 17,808,360    $ 12,419,736    $    612,546    $ 30,845,432

Net income                                      --           --              --         4,196,676            --         4,196,676

Common stock issued                            2,467           25         226,418            --              --           226,443

Common stock repurchased                      (2,998)         (30)       (310,193)           --              --          (310,223)

Increase in stock owned by ESOP
   participants                               (2,150)         (22)       (200,057)           --              --          (200,079)

Net change in fair value of stock
   owned by ESOP participants                   --           --              --        (1,036,886)           --        (1,036,886)

Net change in unrealized gain on
   securities available for sale                --           --              --              --          (216,607)       (216,607)

Tax effect of stock options exercised           --           --             1,269            --              --             1,269
                                          ----------------------------------------------------------------------------------------

Balance, December 31, 1996                   476,271        4,763      17,525,797      15,579,526         395,939      33,506,025

Net income                                      --           --              --         2,536,839            --         2,536,839

Common stock issued                           74,455          745       7,890,249            --              --         7,890,994

Common stock repurchased                     (13,976)        (140)     (1,509,463)           --              --        (1,509,603)

Transfer of stock owned by ESOP
   participants                               67,948          679       3,229,265       4,130,183            --         7,360,127

Net change in unrealized gain on
   securities available for sale                --           --              --              --           (98,985)        (98,985)

                                          ----------------------------------------------------------------------------------------
Balance, June 30, 1997                       604,698    $   6,047    $ 27,135,848    $ 22,246,548    $    296,954    $ 49,685,397
                                          ========================================================================================

See Notes to Unaudited Consolidated Financial Statements.

                                       (7)

Notes to Unaudited Consolidated Financial Statements


Note 1.  Acquisition

On January 16, 1997, United Community Bancshares, Inc. (United) acquired Park Financial Corporation (PFC), a bank holding company headquartered in St. Louis Park, Minnesota, which owns one hundred percent of Park National Bank. A summary of the assets acquired, liabilities assumed and purchase price paid in connection with the acquisition is as follows:

Assets acquired:
Cash and cash equivalents                                      $ 7,613,238
Interest-bearing deposits with banks                             1,346,000
Federal funds sold                                               4,000,000
Investment securities                                           64,279,368
Loans, net of allowance for loan losses of $2,255,336          117,134,592
Property and equipment                                           2,239,840
Other assets                                                     2,968,438
Deposit base premium                                             4,528,715
Cost in excess of net assets acquired                           19,182,163
                                                              ------------
Total assets                                                  $223,292,354
                                                              ============

Liabilities assumed:
Deposits                                                      $163,178,507
Securities sold under repurchase agreements                      8,818,005
Other liabilities                                                3,407,497
                                                              ------------
Total liabilities                                              175,404,009

Cash paid by United                                             47,888,345
                                                              ------------
                                                              $223,292,354
                                                              ============

The acquisition was accounted for as a purchase and, accordingly, the results of PFC from January 16, 1997 through June 30, 1997 are included in the accompanying unaudited consolidated financial statements. To facilitate this transaction, and provide operating funds, United issued 70,989 additional shares of its common stock for cash proceeds totaling $7,529,010, received $11,000,000 from the proceeds of the sale of United's junior subordinated deferrable interest debentures, and incurred acquisition indebtedness totaling $22,000,000. The remaining balance of $7,359,335 was obtained from cash on hand. The deposit base premium will be amortized on an accelerated basis over a ten year period and the cost in excess of net assets acquired will be amortized over a twenty-five year period.

Note 2.  Pro Forma Results of Operations

The unaudited summarized pro forma consolidated statement of income for the three months ended and six months ended June 30, 1996 is as follows and assumes that the transaction was consummated on January 1, 1996. This unaudited pro forma consolidated statement of income does not purport to represent what United's results of operations would actually have been if the transaction had occurred on January 1, 1996.

                                      (8)

UNAUDITED PRO FORMA CONSOLIDATED
STATEMENT OF INCOME OF UNITED AND PFC
SIX MONTHS ENDED JUNE 30, 1996

                                                                                          PRO FORMA CONSOLIDATED STATEMENT
                                                                                                    OF INCOME
                                                                                            SIX MONTHS      THREE MONTHS
                                                                                            ENDED              ENDED
                                                  UNITED        PFC      ADJUSTMENTS       JUNE 30, 1996    JUNE 30, 1996
                                               --------------------------------------------------------------------------
Interest income on:
   Loans and leases                             $13,190,219   $5,512,547        $51,988    $18,656,731        $9,366,798
                                                                                (98,023)
   Investment securities                          2,967,237    2,169,878        (75,554)     5,061,561         2,636,225
   Federal funds sold                               293,714      161,577                       455,291           166,665
                                               --------------------------------------------------------     -------------
     Total interest income                       16,451,170    7,844,002       (121,589)    24,173,583        12,169,688
                                               --------------------------------------------------------     -------------

Interest expense on:
   Deposits                                       5,734,866    2,712,324         58,056      8,505,246         4,242,912
   Federal funds purchased and securities sold
     under repurchase agreements                    634,696      323,781                       958,477           486,387
   Notes payable and other borrowings               505,302      -              783,271      1,288,573           696,038
                                               --------------------------------------------------------     -------------
     Total interest expense                       6,874,864    3,036,105        841,327     10,752,296         5,425,337
                                               --------------------------------------------------------     -------------

     Net interest income                          9,576,306    4,807,897       (962,916)    13,421,287         6,744,351

Provision for loan and lease losses                  94,648      240,000                       334,648           170,415
                                               --------------------------------------------------------     -------------

     Net interest income after provision for
       loan and lease losses                      9,481,658    4,567,897       (962,916)    13,086,639         6,573,936

Noninterest income:
   Service charges and other fees                 1,611,671      782,230                     2,393,901         1,195,194
   Net investment securities gains                  -              1,000                         1,000             1,000
   Other                                            778,411       39,917                       818,328           662,693
                                               --------------------------------------------------------     -------------
     Total noninterest income                     2,390,082      823,147       -             3,213,229         1,858,887
                                               --------------------------------------------------------     -------------

Noninterest expenses:
   Salaries and employee benefits                 4,964,532    1,627,146                     6,591,678         3,358,805
   Occupancy                                        444,598      307,812                       752,410           430,414
   Depreciation                                     754,866      272,905         (5,151)     1,026,945           512,981
                                                                                  4,325
   Amortization of intangibles                      378,046      -              676,654      1,054,700           543,335
   Other                                          2,013,816      782,235        491,563      3,287,614         1,756,709
                                               --------------------------------------------------------     -------------
     Total noninterest expenses                   8,555,858    2,990,098      1,167,391     12,713,347         6,602,244
                                               --------------------------------------------------------     -------------

Income before income taxes                        3,315,882    2,400,946     (2,130,307)     3,586,521         1,830,579

Income tax expense                                1,034,411      924,572       (588,264)     1,370,719           691,673
                                               --------------------------------------------------------     -------------
     Net income                                  $2,281,471   $1,476,374    ($1,542,043)    $2,215,802        $1,138,906
                                               ========================================================     =============

Average shares outstanding                          545,862      472,710                       616,851           617,658
Earnings per share                                    $4.18        $3.12                         $3.59             $1.84

The adjustments recorded reflect the effects of push-down accounting allocating the purchase price paid to the assets and liabilities acquired, the effect of additional borrowings resulting in increased interest expense, the dividend paid on the preferred securities and the related tax effects of the adjustments.

The results of operations for the period January 16, 1997 through June 30, 1997 are not materially different from what they would have been on a pro forma basis for the period January 1, 1997 through June 30, 1997.

                                       (9)

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

Note 4.   Common Stock Owned by Employee Stock Ownership Plan Participants

Under the terms of the Employee Stock Ownership Plan (ESOP), participants who have terminated may elect to have their distributions made in cash, United common stock, or both. If stock distributed under the plan to a participant is not readily tradable on an established market, the participant has the option to require United to purchase the stock distributed.

The Securities and Exchange Commission's Accounting Series Release No. 268 required that to the extent there are conditions (regardless of their probability of occurrence) whereby holders of equity securities may demand cash in exchange for their securities, United must reflect the maximum possible cash requirements related to those securities outside of stockholders' equity. Accordingly, the common stock owned by the ESOP participants was reflected on the accompanying balance sheet at its fair value at December 31, 1996.

As of April 1, 1997, the ESOP was amended to allow it to assume the put option of United. As a result of this amendment, ASR 268 no longer applies to United. Accordingly, United reclassified shares of common stock owned by the ESOP participants to stockholders' equity at its historical cost.

                                      (10)

Note 5.   Earnings Per Share

Earnings per share is computed using net income applicable to common stock and the weighted average number of common and common stock equivalent shares outstanding. The common stock equivalent shares outstanding were calculated using the treasury stock method and are excluded because the aggregate dilution from the common stock equivalents is less than three percent of earnings per share outstanding. In addition, common equivalent shares outstanding were calculated assuming that certain options were converted into shares of United's common stock at the beginning of the first period shown.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. Under FAS 128, basic and diluted earnings per share for the three and six month periods ended June 30 were:

                                                Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                               1997              1996         1997            1996
                                               ----              ----         ----            ----

Income available to common
     stockholders                           $ 1,333,509     $ 1,286,456     $ 2,536,839    $ 2,281,471
                                            ===========     ===========     ===========    ===========
Weighted average common shares
     outstanding                                603,487         546,669         600,239        545,862
Adjustments for dilutive
     securities:
Assumed exercise of outstanding
     stock options                                   --              --              --             --
                                            -----------     -----------     -----------    -----------
Diluted common shares                       $   603,487     $   546,669       $ 600,239    $   545,862
                                            ===========     ===========     ===========    ===========

Earnings per share:
     Basic                                  $      2.21     $      2.35       $    4.23    $      4.18
     Diluted                                       2.21            2.35            4.23           4.18




                                      (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Basis of Presentation

The following discussion and analysis provides information regarding United's unaudited results of operations for the quarter and six months ended June 30, 1997 and 1996 and financial condition as of June 30, 1997 and December 31, 1996. This discussion and analysis should be read in conjunction with United's Unaudited Consolidated Financial Statements submitted under Item 1 of Part I and United's 1996 Annual Report on Form 10-K.

The comparison of 1997 data to 1996 data is substantially affected by the acquisition of PFC on January 16, 1997.

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make United's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in United's loan portfolio; shifts in interest rates which may result in shrinking interest margins; deposit outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the Federal government; changes in the quality or composition of United's loan and investment portfolios; or other significant uncertainties.

Overview

United's net income for the quarter ended June 30, 1997 increased $47,053 or 3.7% to $1,333,509 from $1,286,456 for the quarter ended June 30, 1996.

United's net income for the six months ended June 30, 1997 increased $255,368 or 11.2% to $2,536,839 from $2,281,471 for the six months ended June 30, 1996.
Total assets at June 30, 1997 increased  $212,365,124  or 46.3% to  $671,502,897 from $459,137,773 at December 31, 1996.

Results of Operations

Net Interest Income

Net interest income for the quarter ended June 30, 1997 increased $2,544,627 or 52.5% to $7,389,743 from $4,845,116 for the quarter ended June 30, 1996. PFC contributed $2,482,072 to net interest income for the quarter ended June 30, 1997.

                                      (12)

Net interest income for the six months ended June 30, 1997 increased $4,575,875 or 47.8% to $14,152,181 from $9,576,306 for the six months ended June 30, 1996.
PFC contributed $4,488,945 to net interest income for the period from January 16, 1997 through June 30, 1997. Interest expense on notes payable increased $706,998 from $505,302 for the six months ended June 30, 1996 to $1,212,300 for the six months ended June 30, 1997. This increase is due to the additional borrowing incurred to finance the acquisition of PFC.

Net interest income was positively impacted by an increase of $188.6 million or 49.6% in average interest-earning assets to $568.7 million for the six months ended June 30, 1997 from $380.1 million for the six months ended June 30, 1996, and by an increase of .02% in average yields on average interest-earning assets to 8.75% for six months ended June 30, 1997 from 8.73% for the six months ended June 30, 1996. The positive impact to net interest income was partially offset by the increase of $158.4 million or 50.0% in average interest-bearing liabilities to $475.0 million for the six months ended June 30, 1997 from $316.6 million for the six months ended June 30, 1996 and an increase in the rate paid on average interest-bearing liabilities of .09% to 4.47% for the six months ended June 30, 1997 from 4.38% for the six months ended June 30, 1996. Average interest-earning assets and average interest-bearing liabilities increased due to the acquisition of PFC. The net interest spread declined .07% to 4.28% for the six months ended June 30, 1997 from 4.35% for the six months ended June 30, 1996 while net interest margin declined to 5.02% from 5.08%. This increase in United's overall cost of funds is due primarily to the additional interest expense incurred on long term debt associated with the acquisition of PFC.

                                      (13)

The following table presents the changes in net interest income by volume and rate and the total thereof for the six months ended June 30, 1997 and 1996. Changes in net interest income due to both volume and rate have been included in changes due to rate.

                                                                       Six Months Ended
                                                                            June 30,
                                                                         1997 vs. 1996
                                                                       ------------------
                                                                       Increase (Decrease)
                                                                        Due to Change in
                                                          Volume               Rate                   Total
                                                        --------             --------               --------
                                                                           (in thousands)


Interest-earning assets:

Interest-bearing deposits with banks                    $     66             $     32               $     98
Federal funds sold                                            15                   16                     31
Taxable investment securities                              1,082                  190                  1,272
Non-taxable investment securities                            361                   88                    449
Loans and leases                                           6,608                 (225)                 6,383
                                                        --------             --------               --------
   Total interest-earning assets                        $  8,132             $    101               $  8,233
                                                        ========             ========               ========

Interest-bearing liabilities

Deposits - interest-bearing:
   Interest-bearing demand deposits                     $     92             $    32                $    124
   Savings                                                    82                  35                     117
   Money market                                            1,146                  (3)                  1,143
   Time                                                    1,292                 (11)                  1,281
                                                        --------             -------                --------
     Total interest-bearing deposits                       2,612                  53                   2,665

Federal funds purchased and
   securities sold under
   repurchase agreements                                     280                   4                     284
FHLB advances                                                (27)                (13)                    (40)
Notes payable                                                841                 (93)                    748
                                                        --------             -------                --------
   Total interest-bearing liabilities                   $  3,706             $   (49)               $  3,657
                                                        ========             =======                ========

Change in net interest income                           $  4,426             $   150                $  4,576
                                                        ========             =======                ========


                                      (14)

The following table presents, for the periods and as of the dates indicated, information regarding United's average balance sheet. Ratio, yield and rate information are based on average daily balances during the six months ended June 30, 1997 and 1996. Non-accrual loans are included in the average balances for loans and leases, net, for the periods indicated.

                                                          Six Months Ended June 30,
                                                      1997                                     1996
                                        Average                 Average      Average                     Average
                                        Balance     Interest      Rate       Balance      Interest         Rate
                                          ---------------------------------------------------------------------
                                                            (dollars in thousands)

Assets:
Interest-earning assets:
Interest-bearing deposits               $   3,436   $     99       5.81%     $      51     $      1        3.95%
Federal funds sold                         11,699        324       5.58         11,121          293        5.31
Taxable investments                       130,066      4,026       6.24         93,390        2,754        5.95
Nontaxable investments                     22,371        662       5.97          8,306          213        5.17
Loans and leases                          401,164     19,573       9.84        267,237       13,190        9.95
                                          ---------------------------------------------------------------------
Total interest-earning assets             568,736     24,684       8.75        380,105       16,451        8.73

Noninterest-earning assets                 70,727                               42,366
                                          -------                             --------
   Total assets                         $ 639,463                            $ 422,471
                                        =========                            =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Deposits - interest-bearing:
   Interest-bearing demand              $  51,146   $    300       1.18%     $  33,640     $    176        1.06%
   Savings                                 38,633        405       2.11         30,075          288        1.93
   Money market                           154,745      3,399       4.43        102,588        2,256        4.43
   Time                                   155,097      4,296       5.59        108,570        3,015        5.60
                                          ---------------------------------------------------------------------
       Total interest-bearing dep.        399,621      8,400       4.24        274,873        5,735        4.21

Federal funds purchased and
   securities sold under
   repurchase agreements                   37,192        919       4.98         25,797          635        4.96
FHLB advances                              11,099        322       5.85         12,000          362        6.08
Notes payable                              27,100        891       6.63          3,941          143        7.32
                                          ---------------------------------------------------------------------
   Total interest-bearing liab.           475,012     10,532       4.47        316,611        6,875        4.38

Noninterest-bearing demand                109,417                               63,772
Accrued expenses                           6,507                                 5,391
                                        ---------                            ---------
        Total liabilities                 590,936                              385,774
Stockholders' equity                       48,527                               36,697
                                        ---------                            ---------
     Total liabilities and equity       $ 639,463                            $ 422,471
                                        =========                            =========

Net interest income                                 $ 14,152                               $  9,576
Net interest spread                                                4.28%                                   4.35%
Net interest margin                                                5.02%                                   5.08%

                                      (15)

Provision for Loan and Lease Losses

The provision for loan and lease losses was $260,325 for the quarter ended June 30, 1997, an increase of $209,910 over the provision for loan and lease losses of $50,415 for the quarter ended June 30, 1996. PFC contributed $85,000 to the consolidated provision for the quarter ended June 30, 1997. The provision for loan and lease losses was $473,550 for the six months ended June 30, 1997, an increase of $378,902 over the provision for loan and lease losses of $94,648 for the six months ended June 30, 1996. PFC contributed $160,000 to the consolidated provision for the period from January 16, 1997 through June 30, 1997. Fluctuations in the provision for loan and lease losses result from management's regular assessment of the adequacy of the allowance for loan and lease losses. See Discussion on Allowance for Loan and Lease Losses.

Noninterest Income

Noninterest income consists mainly of service charges on deposit accounts and other service fees, earnings on cash surrender value of life insurance and gain on sale of assets. Noninterest income was $1,842,285 for the quarter ended June 30, 1997, an increase of $398,368 or 27.6% over noninterest income of $1,443,917 for the quarter ended June 30, 1996. PFC contributed $498,586 of noninterest income for the quarter ended June 30, 1997. The remaining decrease of $100,218 is primarily due to a decrease in other noninterest income. Noninterest income was $3,430,919 for the six months ended June 30, 1997, an increase of $1,040,837 or 43.6% over noninterest income of $2,390,082 for the six months ended June 30, 1996. PFC contributed $893,000 of noninterest income for the period from January 16, 1997 through June 30, 1997. The remaining increase of $147,837 is primarily due to an increase of $172,617 in service charges, an increase of $184,770 in gain on sale of loans, an increase in investment securities losses of $993 and a decrease of $208,557 in other noninterest income.

Noninterest Expenses

Noninterest expenses consist of salaries and employee benefits, occupancy, depreciation, amortization of intangibles, minority interest expense of United Capital Trust I and other miscellaneous expenses. Noninterest expenses were $6,760,529 for the quarter ended June 30, 1997, an increase of $2,293,034 or 51.3% over noninterest expenses of $4,467,495 for the quarter ended June 30, 1996. PFC contributed $1,927,303 in noninterest expenses for the quarter ended June 30, 1997. The remaining increase of $365,731 is primarily attributed to the increase of $268,125 in minority interest expense of United Capital Trust I. Noninterest expenses were $13,009,794 for the six months ended June 30, 1997, an increase of $4,453,936 or 52.1% over noninterest expenses of $8,555,858 for the six months ended June 30, 1996. PFC contributed $3,568,785 in noninterest expenses for the period from January 16, 1997 through June 30, 1997. The remaining increase of $885,151 is primarily due to an increase in salaries and employee benefits of $386,486; an increase of $6,824 in occupancy expenses; an increase of $53,370 in depreciation expense; a decrease of $129,202 in amortization of intangibles; an increase of $491,563 in minority interest expense of United Capital Trust I and an increase of $76,110 in other miscellaneous expenses. The increase in salaries and employee benefits is primarily due to salary adjustments and staffing increases. The increase in depreciation expense is primarily due to the additional space added to Signal Bank in January, 1997. The decrease in amortization of intangibles is due to one covenant not to compete being fully amortized as of December 31, 1996. The increase in minority interest expense of United Capital Trust I is due to the issuance of $11,000,000 of United Capital Trust's 9.75 percent Preferred Securities on January 16, 1997.

                                      (16)

Income Tax Expense

Income tax expense was $877,665 for the quarter ended June 30, 1997, an increase of $392,998 or 81.1% over income tax expense of $484,667 for the quarter ended June 30, 1996. The effective tax rate increased from 27.4% for the quarter ended June 30, 1996 to 39.7% for the quarter ended June 30, 1997. Income tax expense was $1,562,917 for the six months ended June 30, 1997, an increase of $528,506 or 51.1% over income tax expense of $1,034,411 for the six months ended June 30, 1996. The effective tax rate increased from 31.2% for the six months ended June 30, 1996 to 38.1% for the six months ended June 30, 1997. This increase is due to the additional goodwill resulting from the acquisition of PFC and the nondeductibility of the related amortization for tax purposes.


Financial Condition

Loans and Leases

Total loans were $420,674,002 at June 30, 1997, an increase of $134,469,132 or 47.0% over the December 31, 1996 amount of $286,204,870. PFC contributed $116,857,050 in loans at June 30, 1997. The remaining increase of $17,612,082 represents growth of 6.2%. The following table presents a summary of United's loan portfolio as of June 30, 1997 and December 31, 1996:


                                                     June 30, 1997                          December 31, 1996
                                                     -------------                          -----------------
                                                     Amount       Percent                   Amount       Percent
                                                     ------       -------                   ------       -------
                                                                           (dollars in thousands)
Commercial and agricultural                        $274,107         65.2%                  $175,339        61.3%
Residential real estate                              83,860         19.9                     67,569        23.6
Consumer                                             48,629         11.6                     31,071        10.8
Leases                                               14,078          3.3                     12,226         4.3
                                                  -------------------------------------------------------------
   Total loans and leases                          $420,674        100.0%                  $286,205       100.0%
                                                  =========        ======                 =========      =======


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

                                      (17)

The following table presents a summary of United's allowance for loan and lease losses for the six months ended June 30, 1997 and 1996:


                                                 Six Months Ended
                                                      June 30,
                                                 ----------------
                                           1997                       1996
                                           ----                       ----
                                                   (in thousands)
Balance, beginning of period               $3,168                    $2,899
Allowance for loan losses acquired          2,255                         -
Provision for loan and lease losses           473                        95
Loan and lease charge-offs                   (772)                     (295)
Recoveries                                    182                       291
                                            -----                      ----
   Net charge-offs                           (590)                       (4)
                                            -----                     -----
Balance, end of period                     $5,306                    $2,990
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

The following table presents the allocation of the allowance for loan and lease losses to major categories of loans and leases at June 30, 1997 and December 31, 1996:

                                           June 30,              December 31,
                                            1997                     1996
                                           -------               -----------
                                                    (in thousands)
Commercial and agricultural                $2,485                    $1,587
Residential real estate                        79                        10
Consumer                                      485                       247
Leases                                        279                       224
Unallocated                                 1,978                     1,100
                                            -----                   -------
   Total                                   $5,306                    $3,168
                                           ======                    ======

Nonperforming Assets

Total nonperforming loans and leases were $2,823,000 at June 30, 1997, an increase of $1,635,000 or 137.6% over the December 31, 1996 amount of $1,188,000. PFC contributed $823,000 in nonperforming loans and leases at June 30, 1997. Other real estate increased $703,000 over the December 31, 1996 amount of none. PFC contributed $529,000 of this amount at June 30, 1997.

                                      (18)

The following table presents the nonperforming assets as of June 30, 1997 and 1996 and December 31, 1996:

                                                   June 30,                   June 30,              December 31,
                                                    1997                       1996                   1996
                                                    ----                       ----                   ----
                                                                          (in thousands)
Nonaccrual loans                                     $1,857                    $  721                $  913
Accrual loans which are past due 90
   days or more as to principal or interest             887                        338                  275
Troubled debt restructurings                             79                        134                    -
                                                    -------                     ------               ------
  Total nonperforming loans and leases                2,823                      1,193                1,188

Other real estate owned                                 703                          -                    -
                                                    -------                  ---------               ------
   Total nonperforming assets                        $3,526                     $1,193               $1,188
                                                     ======                     ======               ======


Total nonperforming loans and leases/
   total loans and leases                             0.67%                      0.43%                0.42%
Total nonperforming assets/total assets               0.53%                      0.28%                0.26%

Investment Securities

Total investment securities available for sale were $151,751,704 at June 30, 1997, an increase of $49,391,237 or 48.3% over the December 31, 1996 amount of $102,360,467. PFC contributed $62,081,520 in investment securities available for sale at June 30, 1997. The remaining decrease of $12,690,283 represents maturities and paydowns on securities available for sale. The following table presents a summary of United's investment portfolio as of June 30, 1997:

                                                             Gross            Gross
                                         Amortized         Unrealized       Unrealized       Fair
                                            Cost             Gains            Losses         Value
                                         ---------         ----------       ----------       -----
                                                                                  (in thousands)

U.S. Treasury securities
   and obligations of U.S.
   government agencies                    $ 77,919             $  337           $(125)     $ 78,131
Obligations of states and
   political subdivisions                   26,790                705            (129)       27,366
Mortgage-backed securities                  30,231                129            (109)       30,251
Corporate equity securities                 15,990                 93             (79)       16,004
                                          --------             ------            -----      -------
   Total investment securities
     available for sale                   $150,930             $1,264           $(442)     $151,752
                                          ========             ======           ======     ========



                                      (19)

Deposits

Deposits were $536,387,694 at June 30, 1997, an increase of $163,595,440 or 43.9% over the December 31, 1996 amount of $372,792,254. PFC contributed $174,176,135 in deposits at June 30, 1997. The remaining decrease of $10,580,695 is due to a decrease in deposits, primarily noninterest-bearing demand accounts.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $34,052,774 at June 30, 1997, an increase of $12,255,431 or 56.2% over the December 31, 1996 amount of $21,797,343. PFC contributed $9,182,513 in securities sold under repurchase agreements at June 30, 1997.

Notes Payable and Other Borrowings

Notes payable and other borrowings were $33,550,095 at June 30, 1997, an increase of $16,033,619 over the December 31, 1996 amount of $17,516,476. This increase is due to the additional borrowing needed to finance the acquisition of PFC. The new term note payable to a bank bears interest at LIBOR plus 1.4% (7.24375% at June 30, 1997), is due January 16, 2002, with annual installments of $3,000,000, secured by all the common stock of Signal Bank, Inc., Goodhue County National Bank, Park Financial Corporation and United Credit Services, Inc.


Capital Management

Stockholders' equity was $49,685,397 at June 30, 1997, an increase of $16,179,372 or 48.3% over the December 31, 1996 amount of $33,506,025. This increase is due to the retention of current period earnings, a $7.5 million stock offering, the transfer of $7,360,127 of common stock owned by ESOP participants and the net change in unrealized gains on securities available for sale.

The following table compares United's regulatory capital ratios as of June 30, 1997 and December 31, 1996 with the minimum requirements for well capitalized and adequately capitalized financial institutions as defined by the federal regulatory agencies' Prompt Corrective Action Rules:


                                                                             Minimum Requirements
                            June 30,          December 31,              Well                       Adequately
Capital Category             1997                 1996              Capitalized                   Capitalized
----------------             ----                 -----             -----------                   -----------

Tier 1 risk-based            7.61%                13.11%                  6.0%                        4.0%
Total risk-based             8.79                 14.23                  10.0                         8.0
Leverage ratio               5.52                  8.66                   5.0                         3.0



                                      (20)

Liquidity

For the six months  ended June 30,  1997 the net cash  provided  from  operating activities was $1,555,217, net cash used for investing activities was $26,443,359 and net cash provided by financing activities was $37,269,369. United used the proceeds from the financing activities to acquire PFC for $40,275,107.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("FAS 129") which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on United's current capital structure disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. United is evaluating the effect adoption of this statement will have on the reporting of its financial information.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports. FAS 131 is effective for fiscal years beginning after December 15, 1997. United is evaluating the effect adoption of this statement will have on the reporting of its financial information.

                                      (21)

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
None.

ITEM 2.           CHANGES IN SECURITIES
In January, 1997 United granted common stock options totaling 12,333 shares to certain key employees and directors of United. The options become exercisable over a five-year period beginning January 1, 1998 at an exercise price of $108.32.

In March, 1997 United issued 1,800 shares to the United Community Bancshares, Inc. Employee Stock Ownership Plan in exchange for an aggregate purchase price of $194,976, in reliance upon an exemption under Section 4(2) of the Securities Act of 1934 (the Act).

In June, 1997 United issued 665 shares to two investors in exchange for an aggregate purchase price of $65,077, in reliance upon an exemption under Section 4(2) of the Act.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Previously reported.

ITEM 5.           OTHER INFORMATION
None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

See Exhibit Index immediately following the signature page.

(b) Reports on Form 8-K.

United filed a Form 8-K dated April 1, 1997 to report the change of accountants.




                                      (22)

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNITED COMMUNITY BANCSHARES, INC.


Dated: August 8, 1997           By:  /s/ Galen T. Pate
                                Galen T. Pate, President
                                (principal executive officer)


                                By:  /s/ Marcia L. O'Brien
                                Marcia L. O'Brien, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)



                                      (23)

                        UNITED COMMUNITY BANCSHARES, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1997


Exhibit
Number                          Item

11                Computation of Earnings per Share
12                Computation of Ratio of Earnings to Fixed Charges
27                Financial Data Schedule (filed with electronic version only)


                                      (24)