Form 10-Q
period 1997-09-30
UNITED COMMUNITY BANCSHARES INC
filed 1997-11-14
CIK 916709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 1997
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

         Yes   X                            No

As of November 5, 1997, the Registrant had 604,479 shares of Common Stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.                                          Page

          Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996                      3

          Consolidated Statements of Income -
             Three Months Ended September 30, 1997 and 1996                4

             Nine Months Ended September 30, 1997 and 1996                 5

          Consolidated Statements of Cash Flow -
             Nine Months Ended September 30, 1997 and 1996                 6

          Consolidated Statements of Stockholders' Equity -
             Year Ended December 31, 1996 and Nine Months
             Ended September 30, 1997                                      7

          Notes to Unaudited Consolidated Financial Statements             8

The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
UNAUDITED

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           1997             1996
                                                                                       -------------   --------------

                                 ASSETS
Cash and due from banks                                                                $  32,855,956    $  27,542,088
Interest-bearing deposits with banks                                                       1,672,486          231,972
Federal funds sold                                                                         8,800,000       15,725,000
Investment securities available for sale
     (amortized cost of $146,503,288                                                     147,887,105      102,360,467
     and $101,694,831)
Loans and leases                                                                         437,493,670      286,204,870
   Allowance for loan losses                                                              (5,261,297)      (3,168,098)
                                                                                       -------------    -------------
     Net loans and leases                                                                432,232,373      283,036,772
                                                                                       -------------    -------------

Property and equipment, net                                                               13,994,760       11,630,681
Accrued interest receivable                                                                5,518,945        3,369,793
Cash surrender value of life insurance                                                     9,881,280        9,577,434
Intangible assets, net                                                                    25,822,758        3,516,113
Other assets                                                                               1,296,342        2,147,453
                                                                                       -------------    -------------

     Total assets                                                                      $ 679,962,005    $ 459,137,773
                                                                                       =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                            $ 538,372,306    $ 372,792,254
   Securities sold under repurchase agreements                                            39,212,684       21,797,343
   Accrued expenses and other liabilities                                                  7,748,437        6,165,548
   Notes payable and other borrowings                                                     32,517,270       17,516,476
                                                                                       -------------    -------------
     Total liabilities                                                                   617,850,697      418,271,621
                                                                                       -------------    -------------

Company-obligated mandatorily redeemable
   preferred securities of United Capital Trust I                                         11,000,000             --

Common stock owned by employee stock
   ownership plan participants                                                                  --          7,360,127

Stockholders' equity:
   Common stock, par value $.01 per share;
       5,000,000 shares authorized; 604,479 and 476,271
       shares issued and outstanding                                                           6,045            4,763
   Additional paid-in capital                                                             27,113,836       17,525,797
   Retained earnings                                                                      23,362,706       15,579,526
   Unrealized gain on securities available for sale,net                                      628,721          395,939
                                                                                       -------------    -------------
     Total stockholders' equity                                                           51,111,308       33,506,025
                                                                                       -------------    -------------

     Total liabilities and stockholders' equity                                        $ 679,962,005    $ 459,137,773
                                                                                       =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                                       (3)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
UNAUDITED

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1997        1996
                                                 -------------------------

Interest income on:
   Loans and leases                              $10,845,642   $ 6,871,068
   Investment securities                           2,362,493     1,582,141
   Federal funds sold and other                      198,793        96,061
                                                 -----------   -----------
     Total interest income                        13,406,928     8,549,270
                                                 -----------   -----------

Interest expense on:
   Deposits                                        4,622,611     2,986,409
   Federal funds purchased and securities sold
     under repurchase agreements                     440,556       321,791
   Notes payable and other borrowings                575,115       261,912
                                                 -----------   -----------
     Total interest expense                        5,638,282     3,570,112
                                                 -----------   -----------

     Net interest income                           7,768,646     4,979,158

Provision for loan and lease losses                  181,075        51,175
                                                 -----------   -----------

     Net interest income after provision for
       loan and lease losses                       7,587,571     4,927,983

Noninterest income:
   Service charges and other fees                  1,339,037       842,198
   Net investment securities gains                    24,645          --
   Other                                             271,651       215,709
                                                 -----------   -----------
     Total noninterest income                      1,635,333     1,057,907
                                                 -----------   -----------

Noninterest expenses:
   Salaries and employee benefits                  4,048,595     2,383,669
   Occupancy                                         347,238       256,633
   Depreciation                                      509,589       386,540
   Amortization of intangibles                       478,734       198,413
   Other                                           2,069,521       993,604
                                                 -----------   -----------
     Total noninterest expenses                    7,453,677     4,218,859
                                                 -----------   -----------

Income before income taxes                         1,769,227     1,767,031

Income tax expense                                   653,069       643,576

                                                 -----------   -----------
     Net income                                  $ 1,116,158   $ 1,123,455
                                                 ===========   ===========

Average shares outstanding                           604,495       546,686
Earnings per share                               $      1.85   $      2.06
Dividends per share                              $       -     $       -

See Notes to Unaudited Consolidated Financial Statements.

                                       (4)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
UNAUDITED

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1997          1996
                                                 -------------------------

Interest income on:
   Loans and leases                              $30,418,879   $20,061,287
   Investment securities                           7,049,971     4,549,378
   Federal funds sold and other                      621,386       389,775
                                                 -----------   -----------
     Total interest income                        38,090,236    25,000,440
                                                 -----------   -----------

Interest expense on:
   Deposits                                       13,022,101     8,721,275
   Federal funds purchased and securities sold
     under repurchase agreements                   1,359,893       956,487
   Notes payable and other borrowings              1,787,415       767,214
                                                 -----------   -----------
     Total interest expense                       16,169,409    10,444,976
                                                 -----------   -----------

     Net interest income                          21,920,827    14,555,464

Provision for loan and lease losses                  654,625       145,823
                                                 -----------   -----------

     Net interest income after provision for
       loan and lease losses                      21,266,202    14,409,641

Noninterest income:
   Service charges and other fees                  3,983,142     2,442,366
   Net investment securities gains                    23,652          --
   Other                                           1,059,458     1,005,623
                                                 -----------   -----------
     Total noninterest income                      5,066,252     3,447,989
                                                 -----------   -----------

Noninterest expenses:
   Salaries and employee benefits                 10,943,953     7,323,248
   Occupancy                                       1,052,544       645,535
   Depreciation                                    1,504,868     1,141,406
   Amortization of intangibles                     1,404,233       576,460
   Other                                           5,557,873     3,088,068
                                                 -----------   -----------
     Total noninterest expenses                   20,463,471    12,774,717
                                                 -----------   -----------

Income before income taxes                         5,868,983     5,082,913

Income tax expense                                 2,215,986     1,677,987

                                                 -----------   -----------
     Net income                                  $ 3,652,997   $ 3,404,926
                                                 ===========   ===========

Average shares outstanding                           601,673       546,138
Earnings per share                               $      6.07   $      6.23
Dividends per share                              $       -     $       -

See Notes to Unaudited Consolidated Financial Statements.

                                      (5)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
UNAUDITED

                                                             NINE  MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1997            1996
                                                         ----------------------------
Cash Flows from Operating Activities

Net income                                               $  3,652,997    $  3,404,926
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Net investment securities gains                            (23,652)           --
   Net amortization and accretion of bond
     premiums and discounts                                  (125,063)       (168,125)
   Provision for loan and lease losses                        654,625         145,823
   Depreciation                                             1,504,868       1,141,406
   Amortization                                             1,404,233         576,460
   Earnings on cash surrender value of life insurance        (294,359)       (297,168)
   Net gain on sale of loans                                 (667,586)       (326,651)
   Net (gain) loss on sale of other real estate                82,652         (49,657)
   Net (gain) loss on sale of property and equipment          (66,051)         25,424
   Provision for deferred income taxes                        (82,340)       (272,000)
   Other, net                                                (658,976)         57,486
                                                          -----------     -----------
           Net cash flows from operating activities         5,381,348       4,237,924
                                                          -----------     -----------

Cash Flows Used for Investing Activities

Net increase in interest-bearing deposits with banks          (94,514)           --
Net decrease in federal funds sold                         10,925,000         850,000
Net cash flows from investment securities                  19,291,647      (2,579,317)
Net increase in loans and leases                          (32,048,048)    (14,253,158)
Purchases of property and equipment                        (1,732,929)     (1,463,038)
Proceeds from sales of property and equipment                 169,873          29,900
Proceeds from sales of other real estate                      347,033          49,657
Purchase of cash surrender value of life insurance             (9,487)         (7,265)
Cash paid, net of cash acquired, upon purchase of
   subsidiary                                             (40,275,107)           --
                                                          -----------     -----------
          Net cash flows used for investing activities    (43,426,532)    (17,373,221)
                                                          -----------     -----------

Cash Flows From Financing Activities

Net increase in deposits                                    2,401,545      11,116,159
Net increase in securities sold under
   repurchase agreements                                    8,597,336       4,383,106
Proceeds from notes payable and other borrowings           28,127,794       1,948,035
Payments made on notes payable and other borrowings       (13,127,000)     (1,000,000)
Proceeds from issuance of Company-obligated
   mandatorily redeemable preferred securities of
   United Capital Trust I                                  11,000,000            --
Proceeds from issuance of common stock                      7,917,041         176,784
Repurchase of common stock                                 (1,557,664)           --
                                                          -----------     -----------
          Net cash flows from financing activities         43,359,052      16,624,084
                                                          -----------     -----------

          Net increase in cash and cash
              equivalents                                   5,313,868       3,488,787

Cash and Cash Equivalents
   Beginning                                               27,542,088      20,513,154
                                                          -----------     -----------
   Ending                                                $ 32,855,956    $ 24,001,941
                                                          ===========     ===========

See Notes to Unaudited Consolidated Financial Statements.

                                       (6)

UNITED COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997
UNAUDITED

                                                                                                      Unrealized gain
                                                                                                       on securities
                                                  Common Stock       Additional        Retained     available for sale,
                                            Shares     Par value    paid-in capital    earnings            net           Total
                                           ---------------------------------------------------------------------------------------

Balance, December 31, 1995                 478,952    $      4,790    $ 17,808,360    $ 12,419,736    $    612,546    $ 30,845,432

Net income                                    --              --              --         4,196,676            --         4,196,676

Common stock issued                          2,467              25         226,418            --              --           226,443

Common stock repurchased                    (2,998)            (30)       (310,193)           --              --          (310,223)

Increase in stock owned by ESOP
   participants                             (2,150)            (22)       (200,057)           --              --          (200,079)

Net change in fair value of stock
   owned by ESOP participants                 --              --              --        (1,036,886)           --        (1,036,886)

Net change in unrealized gain on
   securities available for sale              --              --              --              --          (216,607)       (216,607)

Tax effect of stock options exercised         --              --             1,269            --              --             1,269
                                           ---------------------------------------------------------------------------------------

Balance, December 31, 1996                 476,271           4,763      17,525,797      15,579,526         395,939      33,506,025

Net income                                    --              --              --         3,652,997            --         3,652,997

Common stock issued                         74,713             747       7,916,294            --              --         7,917,041

Common stock repurchased                   (14,453)           (144)     (1,557,520)           --              --        (1,557,664)

Transfer of stock owned by ESOP
   participants                             67,948             679       3,229,265       4,130,183            --         7,360,127

Net change in unrealized gain on
   securities available for sale              --              --              --              --           232,782         232,782
                                           ---------------------------------------------------------------------------------------

Balance, September 30, 1997                604,479    $      6,045    $ 27,113,836    $ 23,362,706    $    628,721    $ 51,111,308
                                           =======================================================================================


See Notes to Unaudited Consolidated Financial Statements.

                                       (7)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Acquisition

On January 16, 1997, United Community Bancshares, Inc. (United) acquired Park Financial Corporation (PFC), a bank holding company headquartered in St. Louis Park, Minnesota, which owns one hundred percent of Park National Bank. A summary of the assets acquired, liabilities assumed and purchase price paid in connection with the acquisition is as follows:

Assets acquired:
Cash and cash equivalents                                     $ 7,613,238
Interest-bearing deposits with banks                            1,346,000
Federal funds sold                                              4,000,000
Investment securities                                          64,279,368
Loans, net of allowance for loan losses of $2,255,336         117,134,592
Property and equipment                                          2,239,840
Other assets                                                    2,968,438
Deposit base premium                                            4,528,715
Cost in excess of net assets acquired                          19,182,163
                                                             ------------
Total assets                                                 $223,292,354
                                                            =============

Liabilities assumed:
Deposits                                                     $163,178,507
Securities sold under repurchase agreements                     8,818,005
Other liabilities                                               3,407,497
                                                            -------------
Total liabilities                                             175,404,009

Cash paid by United                                            47,888,345
                                                             $223,292,354

The acquisition was accounted for as a purchase and, accordingly, the results of PFC from January 16, 1997 through September 30, 1997 are included in the accompanying unaudited consolidated financial statements. To facilitate this transaction, and provide operating funds, United issued 70,989 additional shares of its common stock for cash proceeds totaling $7,529,010, received $11,000,000 from the proceeds of the sale of United's junior subordinated deferrable interest debentures, and incurred acquisition indebtedness totaling $22,000,000. The remaining balance of $7,359,335 was obtained from cash on hand. The deposit base premium will be amortized on an accelerated basis over a ten year period and the cost in excess of net assets acquired will be amortized over a twenty-five year period.

Note 2.  Pro Forma Results of Operations

The unaudited summarized pro forma consolidated statement of income for the three months ended and nine months ended September 30, 1996 is as follows and assumes that the transaction was consummated on January 1, 1996. This unaudited pro forma consolidated statement of income does not purport to represent what United's results of operations would actually have been if the transaction had occurred on January 1, 1996.

UNAUDITED PRO FORMA CONSOLIDATED
STATEMENT OF INCOME OF UNITED AND PFC
NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                             PRO FORMA CONSOLIDATED STATEMENT
                                                                                                       OF INCOME
                                                                                               NINE MONTHS      THREE MONTHS
                                                                                                   ENDED          ENDED
                                                     UNITED          PFC        ADJUSTMENTS   SEPT. 30, 1996   SEPT. 30, 1996
                                                 ----------------------------------------------------------     ------------
Interest income on:
   Loans and leases                              $ 20,061,287   $  8,382,177   $     80,345    $ 28,382,377     $  9,725,646
                                                                                   (141,432)
   Investment securities                            4,549,378      3,300,503       (120,828)      7,729,053        2,667,492
   Federal funds sold                                 389,775        174,252                        564,027          108,736
                                                 ----------------------------------------------------------     ------------
     Total interest income                         25,000,440     11,856,932       (181,915)     36,675,457       12,501,874
                                                 ----------------------------------------------------------     ------------

Interest expense on:
   Deposits                                         8,721,275      4,007,924         89,722      12,818,921        4,313,675
   Federal funds purchased and securities sold
     under repurchase agreements                      956,487        511,106                      1,467,593          509,116
   Notes payable and other borrowings                 767,214           --        1,170,872       1,938,086          649,513
                                                 ----------------------------------------------------------     ------------
     Total interest expense                        10,444,976      4,519,030      1,260,594      16,224,600        5,472,304
                                                 ----------------------------------------------------------     ------------

     Net interest income                           14,555,464      7,337,902     (1,442,509)     20,450,857        7,029,570

Provision for loan and lease losses                   145,823        329,274                        475,097          140,449
                                                 ----------------------------------------------------------     ------------

     Net interest income after provision for
       loan and lease losses                       14,409,641      7,008,628     (1,442,509)     19,975,760        6,889,121

Noninterest income:
   Service charges and other fees                   2,442,366      1,179,247                      3,621,613        1,227,712
   Net investment securities gains                       --            1,000                          1,000             --
   Other                                            1,005,623         58,076                      1,063,699          245,371
                                                 ----------------------------------------------------------     ------------
     Total noninterest income                       3,447,989      1,238,323           --         4,686,312        1,473,083
                                                 ----------------------------------------------------------     ------------
Noninterest expenses:
   Salaries and employee benefits                   7,323,248      2,438,069                      9,761,317        3,169,639
   Occupancy                                          645,535        460,763                      1,106,298          353,888
   Depreciation                                     1,141,406        444,948         (8,573)      1,584,269          557,324
                                                                                      6,488
   Amortization of intangibles                        576,460           --        1,030,967       1,607,427          552,727
   Other                                            3,088,068      1,262,452        759,687       5,110,207        1,822,593
                                                 ----------------------------------------------------------     ------------
     Total noninterest expenses                    12,774,717      4,606,232      1,788,569      19,169,518        6,456,171
                                                 ----------------------------------------------------------     ------------

Income before income taxes                          5,082,913      3,640,719     (3,231,078)      5,492,554        1,906,033

Income tax expense                                  1,677,987      1,402,063       (890,341)      2,189,709          818,990
                                                 ----------------------------------------------------------     ------------
     Net income                                  $  3,404,926   $  2,238,656   ($ 2,340,737)   $  3,302,845     $  1,087,043
                                                 ==========================================================     ============

Average shares outstanding                            546,138        472,710                        617,127          617,675
Earnings per share                               $       6.23   $       4.74                   $       5.35     $       1.76

The adjustments recorded reflect the effects of push-down accounting allocating the purchase price paid to the assets and liabilities acquired, the effect of additional borrowings resulting in increased interest expense, the dividend paid on the preferred securities and the related tax effects of the adjustments.

The results of operations for the period January 16, 1997 through September 30, 1997 are not materially different from what they would have been on a pro forma basis for the period January 1, 1997 through September 30, 1997.

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

Note 4.   Common Stock Owned by Employee Stock Ownership Plan Participants

Under the terms of the Employee Stock Ownership Plan (ESOP), participants who have been terminated may elect to have their distributions made in cash, United common stock, or both. If stock distributed under the plan to a participant is not readily tradable on an established market, the participant has the option to require United to purchase the stock distributed.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. United is determining the impact FAS 128 will have on current earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Basis of Presentation

The following discussion and analysis provides information regarding United's unaudited results of operations for the quarter and nine months ended September 30, 1997 and 1996 and financial condition as of September 30, 1997 and December 31, 1996. This discussion and analysis should be read in conjunction with United's Unaudited Consolidated Financial Statements submitted under Item 1 of
Part I and United's 1996 Annual Report on Form 10-K.

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

Overview

United's net income for the quarter ended September 30, 1997 decreased $7,297 or 0.6% to $1,116,158 from $1,123,455 for the quarter ended September 30, 1996.

United's net income for the nine months ended September 30, 1997 increased $248,071 or 7.3% to $3,652,997 from $3,404,926 for the nine months ended
September 30, 1996. Total assets at September 30, 1997 increased $220,824,232 or 48.1% to $679,962,005 from $459,137,773 at December 31, 1996.

Results of Operations

Net Interest Income

Net interest income for the quarter ended September 30, 1997 increased $2,789,488 or 56.0% to $7,768,646 from $4,979,158 for the quarter ended
September 30, 1996. PFC contributed $2,459,254 to net interest income for the quarter ended September 30, 1997.

Net interest income for the nine months ended September 30, 1997 increased $7,365,363 or 50.6% to $21,920,827 from $14,555,464 for the nine months ended
September 30, 1996. PFC contributed $6,948,199 to net interest income for the period from January 16, 1997 through September 30, 1997. Interest expense on notes payable increased $1,020,201 from $767,214 for the nine months ended September 30, 1996 to $1,787,415 for the nine months ended September 30, 1997. This increase is due to the additional borrowing incurred to finance the acquisition of PFC.

Net interest income was positively impacted by an increase of $190.0 million or 49.1% in average interest-earning assets to $576.8 million for the nine months ended September 30, 1997 from $386.8 million for the nine months ended September 30, 1996, and by an increase of .20% in average yields on average interest-earning assets to 8.83% for the nine months ended September 30, 1997 from 8.63% for the nine months ended September 30, 1996. The positive impact to net interest income was partially offset by the increase of $154.8 million or 47.9% in average interest-bearing liabilities to $477.7 million for the nine months ended September 30, 1997 from $322.9 million for the nine months ended September 30, 1996 and an increase in the rate paid on average interest-bearing liabilities of .21% to 4.53% for the nine months ended September 30, 1997 from 4.32% for the nine months ended September 30, 1996. Average interest-earning assets and average interest-bearing liabilities increased due to the acquisition of PFC. The net interest spread declined .01% to 4.30% for the nine months ended September 30, 1997 from 4.31% for the nine months ended September 30, 1996 while net interest margin increased to 5.08% from 5.03%.

The following table presents the changes in net interest income by volume and rate and the total thereof for the nine months ended September 30, 1997 and 1996. Changes in net interest income due to both volume and rate have been included in changes due to rate.

                                                                          Nine Months Ended
                                                                            September 30,
                                                                             1997 vs. 1996
                                                                        Increase (Decrease)
                                                                           Due to Change in
                                                          Volume                Rate                   Total
                                                                            (in thousands)


Interest-earning assets:

Interest-bearing deposits with banks                    $     72             $     52              $     124
Federal funds sold                                            90                   17                    107
Taxable investment securities                              1,601                  348                  1,949
Non-taxable investment securities                            548                    3                    551
Loans and leases                                           9,876                  482                 10,358
                                                        --------              -------                -------
   Total interest-earning assets                         $12,187               $  902                $13,089
                                                        ========              =======                =======

Interest-bearing liabilities

Deposits - interest-bearing:
   Interest-bearing demand deposits                     $    126              $    91               $    217
   Savings                                                   128                   32                    160
   Money market                                            1,793                 (24)                  1,769
   Time                                                    2,074                   81                  2,155
                                                           -----                -----                  -----
     Total interest-bearing deposits                       4,121                  180                  4,301

Federal funds purchased and
   securities sold under
   repurchase agreements                                     422                 (19)                    403
FHLB advances                                              (116)                 (19)                  (135)
Notes payable                                                459                  696                  1,155
                                                          ------               ------                -------
   Total interest-bearing liabilities                     $4,886               $  838                 $5,724
                                                         =======              =======                =======

Change in net interest income                             $7,301              $    64                 $7,365
                                                         =======             ========                =======


The following table presents, for the periods and as of the dates indicated, information regarding United's average balance sheet. Ratio, yield and rate information are based on average daily balances during the nine months ended September 30, 1997 and 1996. Non-accrual loans are included in the average balances for loans and leases, net, for the periods indicated.

                                                          Nine Months Ended September 30,
                                                      1997                                              1996
                                        Average                 Average      Average                    Average
                                         Balance   Interest      Rate        Balance      Interest      Rate
Assets:                                                                      (dollars in thousands)
Interest-earning assets:
Interest-bearing deposits               $   2,845  $     129     6.06%     $       185   $        5      3.61%
Federal funds sold                         12,230        492     5.38            9,917          385      5.19
Taxable investments                       128,387      6,144     6.40           92,895        4,195      6.03
Nontaxable investments                     23,516        906     5.15            9,245          355      5.13
Loans and leases                          409,828     30,419     9.92          274,533       20,061      9.76
                                          -------------------------------------------------------------------
Total interest-earning assets             576,806     38,090     8.83          386,775       25,001      8.63

Noninterest-earning assets                 73,560                               42,759
                                          -------                             --------
   Total assets                          $650,366                             $429,534
                                        =========                            =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Deposits - interest-bearing:
   Interest-bearing demand               $ 51,232    $   463     1.21%      $   33,809     $    246      0.97%
   Savings                                 38,426        615     2.14           30,006          455      2.03
   Money market                           159,046      5,285     4.44          105,291        3,516      4.46
   Time                                   158,002      6,659     5.63          108,133        4,504      5.56
                                          -------------------------------------------------------------------
       Total interest-bearing dep.        406,706     13,022     4.28          277,239        8,721      4.20

Federal funds purchased and
   securities sold under
   repurchase agreements                   36,844      1,360     4.94           25,569          957      5.00
FHLB advances                               9,546        411     5.76           12,112          546      6.02
Notes payable                              24,575      1,376     7.49            7,977          221      3.70
                                          -------------------------------------------------------------------
   Total interest-bearing liab.           477,671     16,169     4.53          322,897       10,445      4.32

Noninterest-bearing demand                111,534                               64,206
Accrued expenses                            8,274                                5,533
                                       ----------                            ---------
        Total liabilities                 597,479                              392,636
Stockholders' equity                       52,887                               36,898
                                       ----------                            ---------
     Total liabilities and equity        $650,366                             $429,534
                                         ========                            =========

Net interest income                                  $21,921                                $14,556
Net interest spread                                              4.30%                                   4.31%
Net interest margin                                              5.08%                                   5.03%



Provision for Loan and Lease Losses

The provision for loan and lease losses was $181,075 for the quarter ended September 30, 1997, an increase of $129,900 over the provision for loan and lease losses of $51,175 for the quarter ended September 30, 1996. PFC contributed $102,050 to the consolidated provision for the quarter ended September 30, 1997. The provision for loan and lease losses was $654,625 for the nine months ended September 30, 1997, an increase of $508,802 over the provision for loan and lease losses of $145,823 for the nine months ended September 30, 1996. PFC contributed $261,650 to the consolidated provision for the period from January 16, 1997 through September 30, 1997. Fluctuations in the provision for loan and lease losses result from management's regular assessment of the adequacy of the allowance for loan and lease losses. See Discussion on Allowance for Loan and Lease Losses.

Noninterest Income

Noninterest income consists mainly of service charges on deposit accounts and other service fees, earnings on cash surrender value of life insurance and gain on sale of assets. Noninterest income was $1,635,333 for the quarter ended September 30, 1997, an increase of $577,426 or 54.6% over noninterest income of $1,057,907 for the quarter ended September 30, 1996. PFC contributed $506,810 of noninterest income for the quarter ended September 30, 1997. The remaining increase of $70,616 includes a gain on sale of investment securities of $24,645. Noninterest income was $5,066,252 for the nine months ended September 30, 1997, an increase of $1,618,263 or 46.9% over noninterest income of $3,447,989 for the nine months ended September 30, 1996. PFC contributed $1,399,811 of noninterest income for the period from January 16, 1997 through September 30, 1997. The remaining increase of $218,452 is primarily due to an increase of $189,892 in service charges and an increase of $28,560 in other noninterest income.

Noninterest Expenses

Noninterest expenses consist of salaries and employee benefits, occupancy, depreciation, amortization of intangibles, minority interest expense of United Capital Trust I and other miscellaneous expenses. Noninterest expenses were $7,453,677 for the quarter ended September 30, 1997, an increase of $3,234,818 or 76.7% over noninterest expenses of $4,218,859 for the quarter ended September 30, 1996. PFC contributed $2,390,112 in noninterest expenses for the quarter ended September 30, 1997. The remaining increase of $844,706 is primarily attributed to an increase of $610,219 in salaries and employee benefits, an increase of $268,125 in minority interest expense of United Capital Trust I and a decrease of $33,638 in other expenses. Noninterest expenses were $20,463,471 for the nine months ended September 30, 1997, an increase of $7,688,754 or 60.2% over noninterest expenses of $12,774,717 for the nine months ended September 30, 1996. PFC contributed $5,958,897 in noninterest expenses for the period from January 16, 1997 through September 30, 1997. The remaining increase of $1,729,857 is primarily due to an increase in salaries and employee benefits of $1,021,658; an increase of

$35,750 in occupancy expenses; an increase of $70,975 in depreciation expense; a decrease of $203,194 in amortization of intangibles; an increase of $759,688 in minority interest expense of United Capital Trust I and an increase of $44,980 in other miscellaneous expenses. The increase in salaries and employee benefits is primarily due to salary adjustments and staffing increases. The increase in depreciation expense is primarily due to the additional space added to Signal Bank in January, 1997. The decrease in amortization of intangibles is due to one covenant not to compete being fully amortized as of December 31, 1996. The increase in minority interest expense of United Capital Trust I is due to the issuance of $11,000,000 of United Capital Trust's 9.75 percent Preferred Securities on January 16, 1997.

Income Tax Expense

Income tax expense was $653,069 for the quarter ended September 30, 1997, an increase of $9,493 or 1.5% over income tax expense of $643,576 for the quarter ended September 30, 1996. The effective tax rate increased from 36.4% for the quarter ended September 30, 1996 to 36.9% for the quarter ended September 30, 1997. Income tax expense was $2,215,986 for the nine months ended September 30, 1997, an increase of $537,999 or 32.1% over income tax expense of $1,677,987 for the nine months ended September 30, 1996. The effective tax rate increased from 33.0% for the nine months ended September 30, 1996 to 37.8% for the nine months ended September 30, 1997. This increase is due to the additional goodwill resulting from the acquisition of PFC and the nondeductibility of the related amortization for tax purposes.


Financial Condition

Loans and Leases

Total loans were $437,493,670 at September 30, 1997, an increase of $151,288,800 or 52.9% over the December 31, 1996 amount of $286,204,870. PFC contributed $120,944,517 in loans at September 30, 1997. The remaining increase of $30,344,283 represents growth of 10.6%. The following table presents a summary of United's loan portfolio as of September 30, 1997 and December 31, 1996:


                                                    September 30, 1997                    December 31, 1996
                                                   Amount       Percent                  Amount       Percent
                                                                       (dollars in thousands)
Commercial and agricultural                        $283,169       64.7%                  $175,339      61.3%
Residential real estate                              86,457       19.8                     67,569      23.6
Consumer                                             53,715       12.3                     31,071      10.8
Leases                                               14,153        3.2                     12,226       4.3
                                                  -----------------------------------------------------------
   Total loans and leases                          $437,494      100.0%                  $286,205     100.0%
                                                  =========      ======                 =========     ======

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

The following table presents a summary of United's allowance for loan and lease losses for the nine months ended September 30, 1997 and 1996:


                                                    Nine Months Ended
                                                     September 30,
                                            1997                       1996
                                                     (in thousands)
Balance, beginning of period               $3,168                    $2,899
Allowance for loan losses acquired          2,255                         -
Provision for loan and lease losses           655                       146
Loan and lease charge-offs                (1,125)                     (570)
Recoveries                                    308                       393
                                            -----                      ----
   Net charge-offs                          (817)                     (177)
                                            -----                   -------
Balance, end of period                     $5,261                    $2,868
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

The following table presents the allocation of the allowance for loan and lease losses to major categories of loans and leases at September 30, 1997 and December 31, 1996:

                                  September 30,             December 31,
                                      1997                      1996
                                              (in thousands)
Commercial and agricultural            $3,375                    $1,587
Residential real estate                    23                        10
Consumer                                  351                       247
Leases                                    285                       224
Unallocated                             1,227                     1,100
                                        -----                   -------
   Total                               $5,261                    $3,168
                                       ======                    ======

Nonperforming Assets

Total nonperforming loans and leases were $4,157,000 at September 30, 1997, an increase of $2,969,000 or 249.9% over the December 31, 1996 amount of $1,188,000. PFC contributed $2,498,000 in nonperforming loans and leases at September 30, 1997. Other real estate increased $174,000 over the December 31, 1996 amount of none.

The following table presents the nonperforming assets as of September 30, 1997 and 1996 and December 31, 1996:

                                                September 30,              September 30,          December 31,
                                                    1997                       1996                   1996
                                                    ----                       ----                   ----
                                                                           (in thousands)
Nonaccrual loans                                     $2,351                       $722                      $913
Accrual loans which are past due 90
   days or more as to principal or interest           1,727                        342                       275
Troubled debt restructurings                             79                        132                         -
                                                    -------                     ------                  --------
  Total nonperforming loans and leases                4,157                      1,196                     1,188

Other real estate owned                                 174                          -                         -
                                                    -------                  ---------                 ---------
   Total nonperforming assets                        $4,331                     $1,196                    $1,188
                                                     ======                     ======                   =======

Total nonperforming loans and leases/
   total loans and leases                             0.95%                      0.43%                     0.42%
Total nonperforming assets/total assets               0.64%                      0.27%                     0.26%

Investment Securities

Total investment securities available for sale were $147,887,105 at September 30, 1997, an increase of $45,526,638 or 44.5% over the December 31, 1996 amount of $102,360,467. PFC contributed $60,313,960 in investment securities available for sale at September 30, 1997. The remaining decrease of $14,787,322 represents maturities and paydowns on securities available for sale. The following table presents a summary of United's investment portfolio as of September 30, 1997:

                                                             Gross            Gross
                                         Amortized         Unrealized       Unrealized        Fair
                                             Cost            Gains            Losses          Value
                                                                          (in thousands)
U.S. Treasury securities
   and obligations of U.S.
   government agencies                     $78,938               $432          $  (39)      $79,331
Obligations of states and
   political subdivisions                   27,027                942             (81)       27,888
Mortgage-backed securities                  24,538                134             (66)       24,606
Corporate and other equity
  securities                                16,000                111             (49)       16,062
                                          --------             ------            -----      -------
   Total investment securities
     available for sale                   $146,503             $1,619           $(235)     $147,887
                                          ========             ======           ======     ========

Deposits

Deposits were $538,372,306 at September 30, 1997, an increase of $165,580,052 or 44.4% over the December 31, 1996 amount of $372,792,254. PFC contributed $169,898,586 in deposits at September 30, 1997. The remaining decrease of $4,318,534 is due to a decrease in deposits, primarily noninterest-bearing demand accounts.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $39,212,684 at September 30, 1997, an increase of $17,415,341 or 79.9% over the December 31, 1996 amount of $21,797,343. PFC contributed $9,693,731 in securities sold under repurchase agreements at September 30, 1997.

Notes Payable and Other Borrowings

Notes payable and other borrowings were $32,517,270 at September 30, 1997, an increase of $15,000,794 over the December 31, 1996 amount of $17,516,476. This increase is due to the additional borrowing needed to finance the acquisition of PFC. The new term note payable to a bank bears interest at LIBOR plus 1.4% (7.15% at September 30, 1997), is due January 16, 2002, with annual installments of $3,000,000, secured by all the common stock of Signal Bank, Inc., Goodhue County National Bank, Park Financial Corporation and United Credit Services, Inc.


Capital Management

Stockholders' equity was $51,111,308 at September 30, 1997, an increase of $17,605,283 or 52.5% over the December 31, 1996 amount of $33,506,025. This increase is due to the retention of current period earnings, a $7.5 million stock offering, the transfer of $7,360,127 of common stock owned by ESOP participants and the net change in unrealized gains on securities available for sale.

The following table compares United's regulatory capital ratios as of September 30, 1997 and December 31, 1996 with the minimum requirements for well capitalized and adequately capitalized financial institutions as defined by the federal regulatory agencies' Prompt Corrective Action Rules:




                                                               Minimum Requirements
                                                           Adequately            Well
                                      Actual               Capitalized        Capitalized
                                 Amount     Ratio        Amount   Ratio      Amount     Ratio
As of September 30, 1997:
Total Capital
 (to Risk Weighted Assets)     $40,921,126   8.42%    $38,889,200   8.0%   $48,611,500  10.0%
Tier 1 Capital
 (to Risk Weighted Assets)     $35,659,829   7.34%    $19,444,600   4.0%   $29,166,900   6.0%
Tier 1 Capital
   (to Average Assets)         $35,659,829   5.68%    $18,819,375   3.0%   $31,365,624   5.0%

As of December 31, 1996:
Total Capital
 (to Risk Weighted Assets)     $40,122,198  14.23%    $22,549,040   8.0%   $28,186,300  10.0%
Tier 1 Capital
 (to Risk Weighted Assets)     $36,954,100  13.11%    $11,274,520   4.0%   $16,911,780   6.0%
Tier 1 Capital
   (to Average Assets)         $36,954,100   8.66%    $12,803,790   3.0%   $21,339,650   5.0%

Liquidity

For the nine months ended September 30, 1997 the net cash provided from operating activities was $5,381,348, net cash used for investing activities was $43,426,532, and net cash provided by financing activities was $43,359,052. United used the proceeds from the financing activities to acquire PFC for $40,275,107.

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

In September 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. United is evaluating the effect adoption of this statement will have on the reporting of its financial information.

In September 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports. FAS 131 is effective for fiscal years beginning after December 15, 1997. United is evaluating the effect adoption of this statement will have on the reporting of its financial information.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
In January, 1997 United granted common stock options totaling 800 shares to a certain key employee of United. The options become exercisable over a five-year period beginning January 1, 1998 at an exercise price of $108.32.

In September, 1997 United issued 248 shares to an investor in exchange for an aggregate purchase price of $24,988, in reliance upon an exemption under Section 4(2) of the Act.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.           OTHER INFORMATION
None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

See Exhibit Index immediately following the signature page.

(b) Reports on Form 8-K.

None filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UNITED COMMUNITY BANCSHARES, INC.


Dated: November 5, 1997       By: /s/ Galen T. Pate
                                Galen T. Pate, President
                                (principal executive officer)


                              By: /s/ Marcia L. O'Brien
                                Marcia L. O'Brien, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

                        UNITED COMMUNITY BANCSHARES, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


Exhibit
Number                               Item

11                Computation of Earnings per Share
12                Computation of Ratio of Earnings to Fixed Charges
27                Financial Data Schedule (filed with electronic version only)