Form 10-Q/A
period 1997-09-30
UNITED COMMUNITY BANCSHARES INC
filed 1997-12-23
CIK 916709

FORM 10-Q/A

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

Item 2 of Part II of the Form 10-Q for the quarter ended September 30, 1997 filed by United Community Bancshares, Inc. ("United") is amended and restated as follows:


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Changes in Securities.

         In January, 1997, United granted common stock options totaling 800 shares to a certain key employee of United. The options become exercisable over a five-year period beginning January 1, 1998 at an exercise price of $108.32.

         In September, 1997, United issued 248 shares to an investor in exchange for an aggregate purchase price of $24,988, in reliance upon an exemption under
Section 4(2) of the Act.

(b)      Use of Proceeds.

         On January 13, 1997, the SEC declared effective United's registration statement no. 333-14587 with respect to the registration of (i) 9.75% Cumulative Trust Preferred Securities of United Capital Trust I (the "Preferred Securities"), (ii) 9.75% Junior Subordinated Deferrable Interest Debentures Due January 15, 2027 (the "Junior Subordinated Debentures") and (iii) Guaranty of United Community Bancshares, Inc. (the "Guaranty"). The offering of such securities (herein referred to as the "Preferred Offering") commenced on January 13, 1997. Through the combined operation of the Junior Subordinated Debentures and the Guaranty, the payment of distributions and other amounts on the Preferred Securities are subject to a full, irrevocable and unconditional guaranty by the Company. Also, on January 13, 1997, the SEC declared effective United's registration statement no. 333-15067 with respect to the registration of Common Stock (the "Common Offering"), which Common Offering commenced on January 13, 1997. The Preferred Offering and the Common Offering are referred to collectively as the "Offerings"). The Offerings did not terminate prior to the sale of all of the securities. Piper Jaffray Inc. was the managing underwriter for the Preferred Offering; and United conducted the Common Offering without an underwriter.

         The following information is provided for the Preferred Securities and the Common Stock offered and sold by United in connection with the Offerings:

                                   Aggregate price                 Aggregate
                                     of offering                   offering
                         Amount        amount                      price of
Title of Security      registered    registered     Amount sold   amount sold

Preferred Securities     440,000     $11,000,000      440,000     $11,000,000
Common Stock              72,000      $7,632,000       72,000      $7,632,000


         In connection with the Preferred Offering, the total expenses of United were $965,036, including underwriting commissions of $330,000, advisory fee of $110,000 and $525,036 for other expenses, all of which were paid to others and are included in intangible assets. In connection with the Common Offering, the total expenses of United were $35,063, all of which were paid to others.

         The net proceeds of the Offerings to United were $17,631,901, including $10,034,964 for the Preferred Offering and $7,596,937 for the Common Offering. The net proceeds of the Offerings were used to provide a portion of the financing for the acquisition of Park National Bank and to increase United's qualifying "Tier I" capital in order for United to have sufficient capital to consummate the acquisition.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED COMMUNITY BANCSHARES, INC.


Dated: December 23, 1997             By: /s/ Galen T. Pate
                                     Galen T. Pate, President
                                     (principal executive officer)


                                     By: /s/ Marcia L. O'Brien
                                     Marcia L. O'Brien, Executive Vice President
                                     and Chief Financial Officer (principal
                                     financial and accounting officer)